Form 10-Q
period 1999-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 1999-05-17
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

                              -------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                      Commission File Numbers: 333-57285-01
                                               333-57285

                                  Mediacom LLC
                          Mediacom Capital Corporation*
           (Exact names of Registrants as specified in their charters)

               New York                           06-1433421
               New York                           06-1513997
      (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)   Identification Numbers)

                              100 Crystal Run Road
                           Middletown, New York 10941
                    (Address of principal executive offices)

                                  914-695-2600
              (Registrants' telephone number including area code)


      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                      Yes   X       No
                          ----         ----

      Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                     INDEX


                                    PART I
                                    ------
                                                                   Page
                                                                   ----

  Item 1.    Financial Statements.................................   2

               Consolidated Financial Statements of Mediacom LLC
                 and Subsidiaries.................................   2

               Notes to Consolidated Financial Statements.........   6

               Financial Statement of Mediacom Capital Corporation  11

               Note to Financial Statement........................  12

  Item 2.    Management's Discussion and Analysis  of
               Financial Condition and Results of Operations......  13

  Item 3.    Quantitative and Qualitative Disclosures about
               Market Risk........................................  18

                                    PART II
                                    -------

Item 6.      Exhibits and Reports on Form 8-K ....................  19

                                     PART I
                                     ------

ITEM 1.    FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)


                                                           March 31,   December 31,
                                                             1999         1998
                                                          -----------  -----------
                              ASSETS                      (Unaudited)

Cash and cash equivalents                                $    1,350    $   2,212
Subscriber accounts receivable, net of allowance
 for doubtful accounts of $331 in 1999
 and $298 in 1998                                             1,253        2,512
Prepaid expenses and other assets                             1,768        1,712
Investment in cable television systems:
  Inventory                                                   8,149        8,240

  Property, plant and equipment, at cost                    328,038      314,627
  Less - accumulated depreciation                           (56,985)     (45,423)
                                                         -----------    ---------

  Property, plant and equipment, net                        271,053      269,204

  Intangible assets, net of accumulated amortization
of $32,622 in 1999 and $26,307 in 1998                      147,443      150,928
                                                         -----------    ---------

Total investment in cable television systems                426,645      428,372

Other assets, net of accumulated amortization
of $4,518 in 1999 and $3,854 in 1998                         17,069       16,344
                                                         ----------    ----------

     Total assets                                         $ 448,085    $ 451,152
                                                         ==========    ==========

                     LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Debt                                                      $ 345,304    $ 337,905
Accounts payable                                              3,565        2,678
Accrued expenses                                             30,595       29,446
Subscriber advances                                           1,055        1,510
Management fees payable                                         626          962
Other liabilities                                               755          -
                                                         ----------    ----------

     Total liabilities                                      381,900      372,501
                                                         ----------    ----------
MEMBERS' EQUITY
Capital contributions                                       124,990      124,990
Accumulated deficit                                         (58,805)     (46,339)
                                                         ----------    ----------

     Total members' equity                                   66,185       78,651
                                                         ----------    ----------

     Total liabilities and members' equity                $ 448,085    $ 451,152
                                                         ==========    ==========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                           1999            1998
                                                        ---------       -----------

Revenues                                                 $ 36,000        $25,943

Costs and expenses:
  Service costs                                            11,825          9,822
  Selling, general, and administrative expenses             7,201          5,303
  Management fee expense                                    1,665          1,207
  Depreciation and amortization                            20,402         11,229
                                                         --------        --------

Operating loss                                             (5,093)        (1,618)
                                                         --------        --------

Interest expense, net                                       6,380          5,017
Other expenses                                                993          3,340
                                                         ---------       --------

Net loss                                                 $(12,466)       $(9,975)
                                                         =========       ========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                         (All dollar amounts in 000's)



Balance, Commencement of Operations (March 12, 1996)            $  5,490

     Capital Contributions                                         1,000

     Net Loss                                                     (1,953)
                                                                ---------
Balance, December 31, 1996                                         4,537

     Capital Contributions                                        24,500

     Net Loss                                                     (4,596)
                                                                ---------
Balance, December 31, 1997                                        24,441

     Capital Contributions                                        94,000

     Net Loss                                                    (39,790)
                                                                ---------
Balance, December 31, 1998                                        78,651

     Capital Contributions                                           -

     Net Loss (unaudited)                                        (12,466)
                                                                ---------
Balance, March 31, 1999 (unaudited)                             $ 66,185
                                                                =========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                            1999             1998
                                                                         ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (12,466)      $  (9,975)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Accretion of interest on seller note                                        74              68
     Depreciation and amortization                                           20,402          11,229
     Non-cash other                                                             755               -
     Decrease (increase) in subscriber accounts receivable                    1,259          (3,778)
     Increase in prepaid expenses and other assets                              (56)         (1,281)
     Increase in accounts payable                                               887           1,633
     Increase in accrued expenses                                             1,149          10,288
     (Decrease) increase in subscriber advances                                (455)             11
     (Decrease) increase in management fees payable                            (336)            420
                                                                           ---------       ---------

   Net cash flows from operating activities                                  11,213           8,615
                                                                           ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                      (15,907)         (4,486)
  Acquisitions of cable television systems                                        -        (331,059)
  Other, net                                                                   (255)            (54)
                                                                           ---------       ---------

   Net cash flows used in investing activities                              (16,162)       (335,599)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings                                                            133,900         253,599
  Repayment of debt                                                        (126,575)        (11,675)
  Capital contributions                                                         -            94,000
  Financing costs                                                            (3,238)         (8,472)
                                                                           ---------       ---------

   Net cash flows from financing activities                                   4,087         327,452
                                                                           ---------       ---------

   Net (decrease) increase in cash and cash equivalents                        (862)            468

CASH AND CASH EQUIVALENTS, beginning of period                                2,212           1,027
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                  $   1,350       $   1,495
                                                                          ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $   1,930       $   4,690

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


(1)  Statement of Accounting Presentation and Other Information

         Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed in July 1995 principally to acquire and operate cable television systems. As of March 31, 1999, the Company had acquired and was operating cable television systems in fourteen states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina.

         Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of 8 1/2% senior notes due 2008 (the "8 1/2% Senior Notes") and of $125,000 aggregate principal amount of 7 7/8% senior notes due 2011 (the "7 7/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes") (see Note 3). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

         The consolidated financial statements include the accounts of Mediacom and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         The consolidated financial statements as of March 31, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended (Registration Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

(2)  Acquisitions

         The Company completed the undernoted acquisitions (the "Acquired Systems") in 1998. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

         On January 9, 1998, the Company acquired the assets of a cable television system serving approximately 17,200 subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been allocated based on an independent appraisal as follows: approximately $5,973 to property, plant and equipment, and approximately $15,427 to intangible assets. Additionally, approximately $226 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are included in accrued expenses. The acquisition of the Clearlake System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note 3).

         On January 23, 1998, the Company acquired the assets of cable television systems serving approximately 260,100 subscribers in various regions of the United States (the "Cablevision Systems") for a purchase price of approximately $308,200. The purchase price has been allocated based on an independent appraisal as follows: approximately $205,500 to property, plant and equipment, and approximately $102,700 to intangible assets. Additionally, approximately $3,500 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $3,750, which are included in accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions, borrowings under the Company's bank credit facilities, and other bank debt (see
Note 3).

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


     On October 1, 1998, the Company acquired the assets of a cable television system serving approximately 3,800 subscribers in Caruthersville, Missouri (the "Caruthersville System") for a purchase price of $5,000. The purchase price has been preliminarily allocated as follows: $2,000 to property, plant and equipment, and $3,000 to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. The acquisition of the Caruthersville System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note 3).

(3)  Debt


     As of March 31, 1999 and December 31, 1998, debt consisted of:

                                                   March 31,       December 31,
                                                    1999              1998
                                                 ----------        -----------
     Mediacom:
         8 1/2% Senior Notes (a)                  $200,000          $200,000
         7 7/8% Senior Notes (b)                   125,000                 -

     Subsidiaries:
         Bank Credit Facilities (c)                 16,750           134,425
         Seller Note (d)                             3,554             3,480
                                                  --------          --------
                                                  $345,304          $337,905
                                                  ========          ========

     (a) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200,000 aggregate principal amount of 8 1/2% Senior Notes due on April 15, 2008. The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8 1/2% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year. The 8 1/2% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

     (b) On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The 7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


             each year, commencing on August 15, 1999. The 7 7/8% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after February 15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

        (c) On June 24, 1997, the Company entered into an eight and one-half year, $100,000 reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, the Company entered into a separate eight and one-half year, $225,000 reducing revolver and term loan agreement (the "Southeast Credit Agreement". and, together with the Western Credit Agreement, the "Bank Credit Agreements"). By separate amendments dated as of January 26, 1999 to each of the Bank Credit Agreements, the term loans were converted into additional revolving credit loans. At March 31, 1999, the aggregate commitments under the Bank Credit Agreements were approximately $322,800. The Bank Credit Agreements are non-recourse to Mediacom and have no cross-default provisions relating directly to each other. The reducing revolving credit lines under the Bank Credit Agreements make available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 1998, ranging from 0.21% to 11.58% of the original commitment amount of the reducing revolver. The Bank Credit Agreements require mandatory reductions of the reducing revolver credit lines from excess cash flow, as defined, beginning December 31, 1999. The Bank Credit Agreements provide for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 1/2% per annum on the unused portion of available credit under the reducing revolver credit lines. The average interest rate on outstanding debt under the Bank Credit Agreements was 7.2% for the three months ended March 31, 1999 and December 31, 1998, after giving effect to the interest rate swap agreements discussed below.

             The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, the leverage ratio, the interest coverage ratio, the fixed charge coverage ratio and the pro forma debt service coverage ratio, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of its Bank Credit Agreements as of March 31, 1999.

             The Bank Credit Agreements are secured by Mediacom's pledge of all its ownership interests in the subsidiaries and a first priority lien on all the tangible and intangible assets of the operating subsidiaries, other than real property in the case of the Southeast Credit Agreement. The indebtedness under the Bank Credit Agreements is guaranteed by Mediacom on a limited recourse basis to the extent of its ownership interests in the operating subsidiaries. At March 31, 1999, the Company had approximately $306,000 of unused bank commitments under the Bank Credit Agreements, all of which could have been borrowed by the operating subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants.

             As of March 31, 1999, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Agreements. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. During the first quarter of 1999, the net proceeds from the offering of the 7 7/8% Senior Notes, in the amount of

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


          approximately $121,900, were used to repay a substantial portion of outstanding debt under the Bank Credit Agreements. As a result of this repayment of floating rate bank debt, approximately $43,250 of the $60,000 of Swaps outstanding as of March 31, 1999, no longer qualify as hedge instruments. Accordingly, such Swaps have been marked to market as of March 31, 1999, and carried on the balance sheet in other liabilities at fair value. Approximately $755 has been recorded in the consolidated statement of operations in other expense.

     (d) In connection with a certain acquisition completed in 1996, certain subsidiaries of Mediacom issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. For the five-year period ending June 28, 2001, the annual interest rate is 9.0%. After the initial five-year period, the annual interest rate increases to 15.0%, with an interest clawback for the first five years. After the initial seven-year period, the interest rate increases to 18.0%, with an interest clawback for the first seven years. There are no penalties associated with prepayment of this note.

          The Seller Note agreement contains a debt incurrence covenant limiting the ability of the Company to incur additional indebtedness under the Western Credit Agreement. The Seller Note is subordinated and junior in right of payment to all senior obligations of certain subsidiaries, as defined in the Western Credit Agreement.

    All debt outstanding as of March 31, 1999, matures after December 31, 2004.

(4) Commitments and Contingencies

         Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the Federal Communications Commission (the "FCC") adopted comprehensive regulations governing rates charged to subscribers for basic cable and cable programming services. The FCC's authority to regulate the rates charged for cable programming services expired on March 31, 1999. Basic cable rates must be set using a benchmark formula. Alternatively, a cable operator can attempt to establish higher rates through a cost-of-service showing. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated rates using a simplified rate-setting methodology. This methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Approximately 71% of the basic subscribers served by the Company's cable television systems are covered by such FCC rules. Once rates for basic cable service have been established pursuant to one of these methodologies, the rate level can subsequently be adjusted only to reflect changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and franchise-related obligations. FCC regulations also govern the rates which can be charged for the lease of customer premises equipment and for installation services.

         As a result of such legislation and FCC regulations, the Company's basic cable service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities. The Company believes that it has complied in all material respects with the rate regulation provisions of the federal law. However, the Company's rates for Regulated Services are subject to review by the appropriate franchise authority if it is certified by the FCC to regulate basic cable service rates. If, as a result of the review process, the Company cannot substantiate the rates charged by its cable television systems for Regulated Services, the Company could be required to reduce its rates for Regulated Services to the appropriate level and refund the excess portion of rates received for up to one year prior to the implementation of any increase in rates for Regulated Services.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


         The Company's agreements with franchise authorities require the payment of fees of up to 5% of annual system revenues. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for periods of up to fifteen years.

         On April 29, 1999, a bank issued two irrevocable letters of credit in the aggregate amount of $30,000 in favor of the seller of the Triax Systems (defined below) to secure the Company's performance under the related definitive agreement.

(5)  FASB 131 - Disclosure about Segments of an Enterprise and Related
     Information

         During the fourth quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. The decision making of the Company's management is based primarily on the impact of capital and operational resource allocations on the Company's consolidated system cash flow (defined as operating income before management fee expense, and depreciation and amortization). When allocating such resources to the cable television systems, the Company's management evaluates such factors as the bandwidth capacity and other cable plant characteristics, the offered programming services, and the rate structure. For the three months ended March 31, 1999 and 1998, the Company's consolidated system cash flow was approximately $16,974, and $10,818, respectively.

(6)  Subsequent Events

         On April 29, 1999, the Company entered into a definitive agreement to acquire the cable television systems owned by Triax Midwest Associates, L.P. (the "Triax Systems") for a purchase price of $740,000. The Triax Systems serve approximately 342,000 basic subscribers in Arizona, Illinois, Indiana, Iowa, Michigan, Minnesota and Wisconsin. Closing is expected in the fourth quarter of 1999 and is subject to regulatory and other customary approvals.

         The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, other than the definitive agreement to acquire the Triax Systems, it is negotiating with prospective sellers to acquire additional cable television systems. These acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

                         MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                       March 31,         December 31,
                                                                         1999               1998
                                                                    --------------     --------------
                           ASSETS                                     (Unaudited)
Note receivable - from affiliate for issuance of common stock           $ 100               $ 100
                                                                        ------              ------

                       Total assets                                     $ 100               $ 100
                                                                        ======              ======

                LIABILITIES AND OWNER'S EQUITY

Owner's equity

        Common stock, par value $0.10;200 shares authorized;            $  10               $  10
        100 shares issued and outstanding                                  90                  90
                                                                        ------              ------
        Additional paid-in capital


                       Total owner's equity                             $ 100               $ 100
                                                                        ------              ------

                       Total liabilities and owner's equity             $ 100               $ 100
                                                                        ======              ======

                  See accompanying note to the balance sheets

                          MEDIACOM CAPITAL CORPORATION

                          NOTE TO THE BALANCE SHEETS
                                 March 31, 1999
                         (All dollar amounts in 000's)
                                  (Unaudited)



(1)  Organization

         Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, is a wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of the 8f1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 and October 15 of each year. Mediacom Capital does not conduct operations of its own.

         On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% senior notes due on February 15, 2011. The net proceeds from this offering of approximately $121,900 were used to repay a substantial portion of outstanding bank debt under the bank credit facilities of Mediacom's operating subsidiaries. Interest on the 7 7/8% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Registration Statement on Form S-4, as amended.

         EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

         Mediacom was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to: (i) acquire underperforming and undervalued cable television systems primarily in non-metropolitan markets, as well as related telecommunications businesses; (ii) invest in the development of a state-of-the-art technological platform for delivery of broadband video and other services to its customers; (iii) provide superior customer service; and (iv) deploy a flexible financing strategy to complement the Company's growth objectives and operating plans. The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of March 31, 1999, the Company had completed nine acquisitions of cable television systems that on such date passed approximately 520,000 homes and served approximately 355,000 basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Results of Operations

         The following historical information includes the results of operations of the Clearlake System (acquired on January 9, 1998), the Cablevision Systems (acquired on January 23, 1998), and the Caruthersville System (acquired on October 1, 1998) (collectively, the "Acquired Systems") only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1998.

         The Clearlake System and the Cablevision Systems comprise a significant portion of the Company's basic subscribers. At March 31, 1999, these systems served approximately 286,100 basic subscribers, representing 80.6% of the approximately 355,000 basic subscribers served by the Company as of such date. Accordingly, the Company's purchase of the Clearlake System and the Cablevision Systems have resulted in substantial increases in the revenues, operating expenses, operating loss, net loss and EBITDA from the date of their respective acquisitions in the first quarter of 1998. Consequently, the Company believes that any comparison of its results of operations between the periods in 1999 and 1998 are not indicative of the Company's results of operations in the future.

         Revenues increased to approximately $36.0 million for the three months ended March 31, 1999, from approximately $25.9 million for the corresponding period of 1998 due to: (i) the inclusion of the results of operations of the Acquired Systems for the full three month period in 1999; (ii) an increase in the average monthly basic service rate of $3.08 per basic subscriber; and (iii) internal basic subscriber growth of 2.2% (excluding acquisitions completed after March 31, 1998). Average monthly revenue per basic subscriber increased to approximately $33.73 for the three months ended March 31, 1999, from approximately $30.56 for the corresponding period of 1998. On a pro forma basis, assuming the Acquired Systems were owned and operated by the Company as of January 1, 1998, for the three months ended March 31, 1999, revenues increased by 12.3% over the comparable period in 1998. At March 31, 1999, the Company served approximately 355,000 basic subscribers compared to approximately 343,700 basic subscribers at March 31, 1998.

         Service costs increased to approximately $11.8 million for the three months ended March 31, 1999, from approximately $9.8 million for the corresponding period of 1998. Substantially all of this increase was due to the inclusion of the results of operations of the Acquired Systems for the full three month period in 1999. Of the service costs for the three months ended March 31, 1999, approximately 73.5% were attributable to programming and copyright costs, 10.9% to technical personnel costs, and 15.6% to plant operating costs. Of the service costs for the corresponding period of 1998, approximately 74.5% were attributable to programming and copyright costs, 12.0% to technical personnel costs, and 13.5% to plant operating costs.

         Selling, general and administrative ("SGA") expenses increased to approximately $7.2 million for the three months ended March 31, 1999, from approximately $5.3 million for the corresponding period of 1998. Substantially all of this increase was due to the inclusion of the results of operations of the Acquired Systems for the full three month period in 1999. Of the SGA expenses for the three months ended March 31, 1999, approximately 28.7% were attributed to customer service and administrative personnel costs, 22.3% to franchise fees, property taxes and other fees, 11.1% to customer billing expenses, and 37.9% to marketing, advertising sales and office administration expenses. Of the SGA expenses for the corresponding period of 1998, approximately 28.5% were attributable to customer service and administrative personnel costs, 23.3% to franchise fees, property taxes and other fees, 12.4% to customer billing expenses, and 35.8% to marketing, advertising sales and office administration expenses.

         Management fee expense increased to approximately $1.7 million for the three months ended March 31, 1999, from approximately $1.2 million for the corresponding period of 1998. Such increase was due to the higher revenues generated in the 1999 period. In accordance with separate management agreements with each of the Company's subsidiaries, Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation, earns fees for management services performed for the Company. Under such agreements, Mediacom Management is entitled to receive management fees ranging from 4.0% to 5.0% of the annual gross revenues of the Company.

         Depreciation and amortization expense increased to approximately $20.4 million for the three months ended March 31, 1999, from approximately $11.2 million for the corresponding period of 1998. This increase was substantially due to the inclusion of depreciation and amortization expense of the Acquired Systems for the full three month period in 1999, as well as depreciation of capital additions to property, plant and equipment in the 1999 period.

         Due to the factors described above, the Company generated an operating loss of approximately $5.1 million for the three months ended March 31, 1999, compared to an operating loss of approximately $1.6 million for the corresponding period of 1998.

         Interest expense, net, increased to approximately $6.4 million for the three months ended March 31, 1999, from approximately $5.0 million for the corresponding period of 1998. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the debt incurred in connection with the Acquired Systems. Other expenses decreased to approximately $1.0 million for the three months ended March 31, 1999, from approximately $3.3 million for the corresponding period of 1998. This decrease was principally due to acquisition fees incurred in the 1998 period in connection with the acquisition of the Clearlake System and Cablevision Systems.

         Due to the factors described above, the Company generated a net loss of approximately $12.5 million for the three months ended March 31, 1999, compared to a net loss of approximately $10.0 million for the corresponding period of 1998.

         EBITDA increased to approximately $15.3 million for the three months ended March 31, 1999, from approximately $9.6 million for the corresponding period of 1998. This increase was substantially due to the inclusion of the results of operations of the Acquired Systems for the full three month period. EBITDA as a percentage of revenues increased to 42.5% for the three months ended March 31, 1999, from 37.1% for the corresponding period of 1998. On a pro forma basis, assuming the Acquired Systems were owned and operated by the Company as of January 1, 1998, for the three months ended March 31, 1999, EBITDA increased by 24.1% over the comparable period in 1998.

Liquidity and Capital Resources

         The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. In addition, the Company has pursued, and continues to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through these same sources.

         During the third quarter of 1998, the Company modified its previously disclosed five-year capital improvement program by accelerating its planned completion date to June 30, 2000. This accelerated program will enable the Company to deploy digital cable television technology and cable modem service earlier and more widespread than previously planned, beginning in 1999. Upon completion of the capital improvement program in June 30, 2000, the Company anticipates that over 85% of its customer base will be served by cable television systems with 550-750MHz bandwidth capacity.

         As a result of these new strategic initiatives, total capital expenditures (other than those related to acquisitions) are budgeted at $63.0 million for 1999, of which $15.9 million was spent during the three months ended March 31, 1999. The Company intends to utilize cash generated from operations and its available unused credit commitments under its subsidiary credit facilities, as described below, to fund the foregoing capital expenditures.

         From the Company's commencement of operations in March 1996 through December 31, 1997, the Company invested approximately $97.8 million (before closing costs) to acquire cable television systems serving approximately 64,700 basic subscribers as of March 31, 1999. In 1998, the Company invested approximately $334.6 million (before closing costs) to acquire cable television systems serving approximately 290,300 basic subscribers as of March 31, 1999. In the aggregate, the Company has invested approximately $432.4 million (before closing costs) to acquire its cable television systems serving approximately 355,000 as of March 31, 1999.

         Mediacom is a limited liability company that serves as the holding company for its various subsidiaries, each of which is also a limited liability company. The Company's financing strategy is to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital, principally in the commercial bank market, through two stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital, and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

         Financings of the subsidiaries are currently effected through two stand-alone borrowing groups, each with separate lending groups. The credit arrangements of these borrowing groups are non-recourse to Mediacom, have no cross-default provisions relating directly to each other, have different revolving credit periods and contain separately negotiated covenants tailored for each borrowing group. These credit arrangements permit the subsidiaries, subject to covenant restrictions, to make distributions to Mediacom. As of March 31, 1999, the Company was in compliance with all of the financial covenants and other covenants as provided in its bank credit agreements.

         As of March 31, 1999, in order to finance its working capital requirements, capital expenditures and acquisitions, and to provide liquidity for future capital requirements, the Company had completed the following financing arrangements: (i) a $100.0 million bank credit agreement; (ii) a $225.0 million bank credit agreement; (iii) a seller note in the original principal amount of $2.8 million issued in connection with the acquisition of a cable television system; (iv) $200.0 million of 8 1/2% senior notes; (v) $125.0 million of 7 7/8% senior notes (see below); and (vi) $125.0 million of equity capital invested in Mediacom by the members of Mediacom. See Note 3 to the Company's consolidated financial statements.

         On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 15, 2011. The net proceeds from this offering of approximately $121.9 million were used to repay a substantial portion of outstanding bank debt under the Company's bank credit agreements. Interest on the 7 7/8% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

         As of March 31, 1999, the Company had entered into interest rate swap agreements to hedge a notional amount of $60.0 million of borrowings under the Company's bank credit agreements, which expire from 1999 through 2002. For the three months ended March 31, 1999, the weighted average interest rate on all indebtedness outstanding under the Company's bank credit agreements was approximately 6.5% before giving effect to the aforementioned interest rate swap agreements, and approximately 7.2% after giving effect to said interest rate swap agreements.

         As a result of the financing transactions described above, as of March 31, 1999, the Company had approximately $306.0 million of unused bank credit commitments, all of which could have been borrowed and distributed to Mediacom under the most restrictive covenants in the bank credit agreements. In addition to unused bank credit commitments and borrowing availability thereunder, debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended March 31, 1999, the debt leverage ratio (defined as total debt at the end of the period divided by annualized EBITDA for the period) was 5.64x and the interest coverage ratio (defined as EBITDA divided by interest expense, net, for the period) was 2.40x.

         On April 29, 1999, the Company entered into a definitive agreement to acquire the cable television systems owned by Triax Midwest Associates, L.P. (the "Triax Systems") for a purchase price of $740,000. The Triax Systems serve approximately 342,000 basic subscribers in Arizona, Illinois, Indiana, Iowa, Michigan, Minnesota and Wisconsin. Closing is expected in the fourth quarter of 1999 and is subject to regulatory and other customary approvals.

        The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, other than the definitive agreement to acquire the Triax Systems, it is negotiating with prospective sellers to acquire additional cable television systems. These acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

         On April 29, 1999, a bank issued two irrevocable letters of credit in the aggregate amount of $30,000 in favor of the seller of the Triax Systems to secure the Company's performance under the related definitive agreement.

         Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations and to complete its pending acquisitions. There can be no assurance that the Company will be able to refinance its indebtedness or obtain new financing in the future or, if the Company were able to do so, that the terms would be favorable to the Company.

Recent Accounting Pronouncements

         In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, " ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2000, but has not quantified the impact or not yet determined the timing or method of the adoption. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999, but does not expect any impact to the financial statements.

Inflation and Changing Prices

         The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

Year 2000

         The Company has formed a Year 2000 project management team responsible for overseeing, coordinating and reporting on the Year 2000 remediation efforts. The Company has implemented a company-wide effort to assess and remediate its computer systems, related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. Such Year 2000 remediation efforts include an assessment of the most critical systems, such as customer service and billing systems, headend facilities, business support operations, and other equipment and facilities. The Company is also verifying the Year 2000 readiness of its significant suppliers and vendors.

         The following is the status of the Year 2000 project as of March 31, 1999: assessment was complete; remediation was underway with the final completion expected by June 1999; and testing and implementation are in the early stages, with final completion expected by September 1999.

         The project management team has also identified the Company's most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' Year 2000 readiness. Such verification includes reviewing vendors' test and other data and engaging in regular communications with vendors' Year 2000 teams. The Company is currently testing to validate the Year 2000 compliance of certain critical products and services.

         The completion dates set fourth above are based on current expectations. However, due to the uncertainties inherent in Year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 1999, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $60.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit facilities. Under the terms of the Swaps, which expire from 1999 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. During the first quarter, the net proceeds from the offering of the 7 7/8% senior notes, in the amount of approximately $121.9 million, were used to repay a substantial portion of outstanding debt under the bank credit agreements. As a result of the repayment of floating rate bank debt, approximately $43.2 million of the $60.0 million of Swaps outstanding as of March 31, 1999, no longer qualify as hedge instruments. Accordingly, such Swaps have been marked to market as of March 31, 1999, and carried on the balance sheet in other liabilities at fair value. Approximately $755,000 has been recorded in the consolidated statement of operations in other expense.

                                    PART II
                                    -------

ITEM 6.

(a)  Exhibits


Exhibit
-------
Number                     Exhibit Descriptions
------                     --------------------

 2.9 Asset Purchase Agreement dated April 29, 1999 between Mediacom LLC and Triax Midwest Associates, L.P.

 27.1    Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDIACOM LLC


May 14, 1999                       By: /s/ Mark E. Stephan
                                       -------------------------------
                                       Mark E. Stephan
                                        Senior Vice President,
                                        Chief Financial Officer, Treasurer
                                        And Principal Financial Officer

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDIACOM CAPITAL CORPORATION


May 14, 1999                            By:  /s/ Mark E. Stephan
                                            ----------------------------
                                            Mark E. Stephan
                                             Treasurer, Secretary and
                                             Principal Financial Officer