Form 10-Q
period 1999-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 1999-11-16
CIK 1064116, 1064117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-Q
                                -----------------

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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

                        Yes  X                   No
                            ---                      ---
      Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX




                              PART I
                              ------
                                                                   Page
                                                                   ----

Item 1.    Financial Statements..................................    2

             Consolidated Financial Statements of Mediacom LLC
                and Subsidiaries.................................    2

             Notes to Consolidated Financial Statements..........    5

             Financial Statement of Mediacom Capital Corporation.   12

             Note to Balance Sheets..............................   13

Item 2.    Management's Discussion and Analysis  of
             Financial Condition and Results of Operations.......   14

Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk.........................................   20


                                    PART II
                                    -------


Item 6.    Exhibits and Reports on Form 8-K......................   21

                                    PART I
                                    -------

ITEM 1.    FINANCIAL STATEMENTS


                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)


                                                                                    September 30,       December 31,
                                                                                         1999               1998
                                                                                   --------------       ------------
                            ASSETS                                                   (Unaudited)

Cash and cash equivalents                                                              $ 3,700            $ 2,212
Subscriber accounts receivable, net of allowance for doubtful accounts
     of $408 in 1999 and $298 in 1998                                                    2,269              2,512
Prepaid expenses and other assets                                                        2,947              1,712
Investment in cable television systems:
     Inventory                                                                          11,606              8,240

     Property, plant and equipment, at cost                                            369,100            314,627
     Less - accumulated depreciation                                                   (82,200)           (45,423)
                                                                                     ----------        -----------
          Property, plant and equipment, net                                           286,900            269,204

     Intangible assets, net of accumulated amortization of $45,103
          in 1999 and $26,307 in 1998                                                  134,768            150,928
                                                                                     ----------        -----------
Total investments in cable television systems                                          433,274            428,372

Other assets, net of accumulated amortization of $4,773 in 1999
     and $3,854 in 1998                                                                 12,965             16,344
                                                                                     ----------        -----------
          Total assets                                                               $ 455,155          $ 451,152
                                                                                     ==========        ===========
                      LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Debt                                                                                 $ 377,500          $ 337,905
Accounts payable                                                                         1,662              2,678
Accrued expenses                                                                        31,621             29,446
Subscriber advances                                                                      1,857              1,510
Management fees payable                                                                  1,881                962
                                                                                     ----------         ----------
          Total liabilities                                                            414,521            372,501
                                                                                     ----------         ----------
Commitments and contingencies

MEMBERS' EQUITY
Capital contributions                                                                  124,990            124,990
Accumulated deficit                                                                    (84,356)           (46,339)
                                                                                     ----------         ----------
          Total members' equity                                                         40,634             78,651
                                                                                     ----------         ----------
          Total liabilities and members' equity                                      $ 455,155          $ 451,152
                                                                                     ==========         ==========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (All dollar amounts in 000's)
                                  (Unaudited)




                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                        ---------------------------------           ---------------------------------
                                                 1999            1998                     1999             1998
                                                ------          ------                   ------           ------
Revenues                                        $39,052        $ 34,306                $ 113,230         $ 94,374

Costs and expenses:
    Service costs                                12,396          11,411                   36,571           32,873
    Selling, general and
            administrative expenses               7,314           6,562                   21,816           18,101
    Management fee expense                        1,562           1,557                    5,150            4,340
    Depreciation and amortization                24,723          16,915                   66,154           44,338
                                              ----------        --------                ---------         --------
Operating loss                                   (6,943)         (2,139)                 (16,461)          (5,278)
                                              ----------        --------                ---------         --------
Interest expense, net                             7,185           6,048                   20,577           17,786
Other expenses                                      245             270                      979            3,838
                                              ----------        --------               ----------        ---------
Net loss                                      $ (14,373)        $(8,457)               $ (38,017)        $(26,902)
                                              ==========        ========               ==========        =========


          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                                      Nine Months Ended September 30,
                                                                                   -------------------------------------
                                                                                        1999                   1998
                                                                                   ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (38,017)              $ (26,902)
     Adjustments to reconcile net loss to net cash flows from operating activities:
            Accretion of interest on seller note                                          225                     205
            Depreciation and amortization                                              66,154                  44,338
            Decrease (increase) in subscriber accounts receivable                         243                  (1,389)
            Increase in prepaid expenses and other assets                              (1,235)                 (1,603)
            (Decrease) increase in accounts payable                                    (1,016)                  4,003
            Increase in accrued expenses                                                2,175                  28,695
            Increase in subscriber advances                                               347                      40
            Increase in management fees payable                                           919                     409
                                                                                   -----------               ---------
         Net cash flows from operating activities                                      29,795                  47,796
                                                                                   -----------               ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                             (60,245)                (35,430)
     Acquisitions of cable television systems                                               -                (336,994)
     Other, net                                                                          (387)                    (28)
                                                                                   -----------               ---------
         Net cash flows used in investing activities                                  (60,632)               (372,452)
                                                                                   -----------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings                                                                   224,700                 466,225
     Repayment of debt                                                               (185,330)               (221,800)
     Capital contributions                                                                  -                  94,000
     Financing costs                                                                   (7,045)                (13,828)
                                                                                   -----------               ---------
         Net cash flows from financing activities                                      32,325                 324,597
                                                                                   -----------               ---------
         Net increase (decrease) in cash and cash equivalents                           1,488                     (59)

CASH AND CASH EQUIVALENTS, beginning of period                                          2,212                   1,027
                                                                                   -----------               ---------
CASH AND CASH EQUIVALENTS, end of period                                              $ 3,700                   $ 968
                                                                                   ===========               =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                       $ 16,438                 $ 9,420
                                                                                   ===========               =========

          See accompanying notes to consolidated financial statements

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)


(1)  Statement of Accounting Presentation and Other Information

     Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, was formed in July 1995 principally to acquire and operate cable television systems. As of September 30, 1999, the Company had acquired and was operating cable television systems in fourteen states, principally Alabama, California, Florida, Kentucky, Missouri and North Carolina.

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

     The consolidated financial statements as of September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

(2)  Acquisitions

     The Company completed the undernoted acquisitions in 1998 (the "1998 Acquisitions"). These acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the 1998 Acquisitions have been included with those of the Company since the dates of acquisition.

     On January 9, 1998, the Company acquired the assets of a cable television system serving approximately 17,200 basic subscribers in Clearlake, California and surrounding communities (the "Clearlake System") for a purchase price of $21,400. The purchase price has been allocated based on an independent appraisal as follows: approximately $5,973 to property, plant and equipment, and approximately $15,427 to intangible assets. Additionally, approximately $226 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $370, which are included in accrued expenses. The acquisition of the Clearlake System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note 3).

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

     On January 23, 1998, the Company acquired the assets of cable television systems serving approximately 260,100 basic subscribers in various regions of the United States (the "Cablevision Systems") for a purchase price of approximately $308,200. The purchase price has been allocated based on an independent appraisal as follows: approximately $205,500 to property, plant and equipment, and approximately $102,700 to intangible assets. Additionally, approximately $3,500 of direct acquisition costs has been allocated to other assets. In the first quarter of 1998, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $3,750, which are included in accrued expenses. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with equity contributions and borrowings under the Company's bank credit facilities (see Note 3).

     On October 1, 1998, the Company acquired the assets of a cable television system serving approximately 3,800 basic subscribers in Caruthersville, Missouri (the "Caruthersville System") for a purchase price of $5,000. The purchase price has been allocated as follows: approximately $2,300 to property, plant and equipment, and approximately $2,700 to intangible assets. The acquisition of the Caruthersville System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities (see Note 3).

(3)  Debt


     As of September 30, 1999 and December 31, 1998, debt consisted of:

                                      September 30,           December 31,
                                          1999                   1998
                                     ---------------         --------------
     Mediacom:
       8 1/2% Senior Notes (a)         $ 200,000                $ 200,000
       7 7/8% Senior Notes (b)           125,000                     -

     Subsidiaries:
       Bank Credit Facilities (c)         52,500                  134,425
       Seller Note (d)                      -                       3,480
                                       ----------               ----------
                                       $ 377,500                $ 337,905
                                       ==========               ==========


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

     (b) On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125,000 aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The 7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999. The 7 7/8% Senior Notes may be redeemed at the option of

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

         Mediacom, in whole or part, at any time after February
         15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

     (c) On June 24, 1997, the Company entered into an eight and one-half year $100,000 reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, the Company entered into a separate eight and one-half year $225,000 reducing revolver and term loan agreement (the "Southeast Credit Agreement" and together with the Western Credit Agreement, the "Bank Credit Agreements"). By separate amendments dated as of January 26, 1999 to each of the Bank Credit Agreements, the term loans were converted into additional revolving credit loans.

         On September 30, 1999, the Company refinanced the Bank Credit Agreements with $550,000 of credit facilities, consisting of a $450,000 reducing revolving credit facility and a $100,000 term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires March 31, 2008, subject to repayment on June 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes. The term loan is due and payable on September 30, 2008, and is also subject to repayment on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. The average interest rate on outstanding bank debt was 6.7% and 6.9% for the three months ended September 30, 1999 and December 31, 1998, respectively, before giving effect to the interest rate swap agreements discussed below.

         The Mediacom USA Credit Agreement requires the Company to maintain compliance with certain financial covenants including, but not limited to, the leverage ratio, the interest coverage ratio, and the pro forma debt service coverage ratio, as defined therein. The Mediacom USA Credit Agreement also requires the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Mediacom USA Credit Agreement as of September 30, 1999.

         The Mediacom USA Credit Agreement is secured by Mediacom's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom on a limited recourse basis to the extent of such ownership interests. At September 30, 1999, the Company had $497,500 of unused bank commitments under the Mediacom USA Credit Agreement, of which approximately $384,500 could have been borrowed by the operating subsidiaries for purposes of distributing such borrowed proceeds to Mediacom under the most restrictive covenants.

         As of September 30, 1999, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $50,000 is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Mediacom USA Credit Agreement. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

     (d) In connection with an acquisition completed in 1996, certain subsidiaries of Mediacom issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2,800, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. The Seller Note was prepaid in full on September 24, 1999 with no penalties associated with such prepayment.

     The stated maturities of all debt outstanding as of September 30, 1999 are as follows:

                          2000                $       -
                          2001                        -
                          2002                      500
                          2003                    1,000
                          2004                    1,000
                          Thereafter            375,000
                                              ---------
                                              $ 377,500
                                              =========


(4)  Commitments and Contingencies

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the Federal Communications Commission (the "FCC") adopted comprehensive regulations governing rates charged to subscribers for basic cable and cable programming services. The FCC's authority to regulate the rates charged for cable programming services expired on March 31, 1999. Basic cable rates must be set using a benchmark formula. Alternatively, a cable operator can attempt to establish higher rates through a cost-of-service showing. The FCC has also adopted regulations that permit qualifying small cable operators to justify their regulated rates using a simplified rate-setting methodology. This methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Approximately 70% of the basic subscribers served by the Company's cable television systems are covered by such FCC rules. Once rates for basic cable service have been established pursuant to one of these methodologies, the rate level can subsequently be adjusted only to reflect changes in the number of regulated channels, inflation, and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and franchise-related obligations. FCC regulations also govern the rates which can be charged for the lease of customer premises equipment and for installation services.

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

     The Company's agreements with franchise authorities require the payment of fees of up to 5% of annual revenues. Such franchises are generally nonexclusive and are granted by local governmental authorities for a specified term of years, generally for periods of up to fifteen years.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

     On April 29, 1999, a bank issued two irrevocable letters of credit in the aggregate amount of $30,000 in favor of the seller of the Triax systems (defined below) to secure the Company's performance under the related definitive agreement. On November 5, 1999, the Company completed the acquisition of the Triax systems and accordingly such letters of credit were cancelled.

(5) FASB 131 - Disclosure about Segments of an Enterprise and Related
    Information

     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. The decision making of the Company's management is based primarily on the impact of capital and operational resource allocations on the Company's consolidated system cash flow (defined as operating income (loss) before management fee expense, and depreciation and amortization). The Company's management evaluates such factors as the bandwidth capacity and other cable plant characteristics, the offered programming services, and the customer rates, when allocating capital and operational resources. The Company's consolidated system cash flow for the three months ended September 30, 1999 and 1998 was approximately $19,300, and $16,300, respectively, and for the nine months ended September 30, 1999 and 1998 was approximately $54,800 and $43,400 respectively.

(6) Recent Developments

    Acquisitions and Financings

     On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation ("Zylstra") for a purchase price of approximately $19,500, subject to certain adjustments. Zylstra owns and operates cable television systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The Zylstra acquisition was financed with borrowings under the Mediacom USA Credit Agreement.

     On November 5, 1999, the Company entered into credit facilities of $550,000, consisting of a $450,000 reducing revolver credit facility expiring on June 2008 and a $100,000 term loan due December 2008 (the "Mediacom Midwest Credit Agreement"). The terms of the Mediacom Midwest Credit Agreement are substantially similar to the terms of the Mediacom USA Credit Agreement.

     On November 5, 1999, the Company acquired the assets of cable television systems owned by Triax Midwest Associates, L.P. ("Triax") for a purchase price of approximately $740,100, subject to certain adjustments. The Triax systems serve approximately 344,000 subscribers primarily in Illinois, Indiana, and Minnesota. This acquisition was financed with $10,500 of additional equity contributions from the Company's members and borrowings under the Mediacom USA Credit Agreement and Mediacom Midwest Credit Agreement.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

    SoftNet Agreement

     On November 4, 1999, the Company completed an agreement with SoftNet Systems, Inc. ("SoftNet") a high-speed broadband Internet access and content services company, to deploy SoftNet Systems' high-speed Internet access services throughout the Company's cable television systems. In addition to a revenue sharing arrangement, the Company will receive 3.5 million shares of SoftNet's common stock, representing a fair value of approximately $101,500 as of November 10, 1999, in exchange for SoftNet's long-term rights to deliver high-speed Internet access services to the Company's customers. These shares represent approximately 16.2% of SoftNet's outstanding stock as of November 10, 1999. Under the terms of this agreement, over a period of three years the Company is required to upgrade its cable network to provide two-way communications capability in cable systems passing 900,000 homes, including the Triax and Zylstra systems, and make available such homes to Softnet. Of the issued shares, 90% are subject to forfeiture in the event the Company does not perform subject to the schedule set forth in this agreement calling for the delivery by the Company of two-way capable homes.

    Management Agreements

     Each of the Company's operating subsidiaries is a party to a management agreement with Mediacom Management Corporation ("Mediacom Management"). Under these agreements, Mediacom Management provides management services to the Company's operating subsidiaries and is paid annual management fees of 5.0% of the first $50,000 of annual gross operating revenues, 4.5% of revenues in excess of $50,000 up to $75,000 and 4.0% of revenues in excess of $75,000. Mediacom Management utilized such fees to compensate its employees as well as fund its corporate overhead. The management agreements were revised effective November 19, 1999 in connection with an amendment to Mediacom's operating agreement, to provide for management fees equal to 2.0% of annual gross revenues. In addition, Mediacom Management has agreed to waive the management fees accrued from July 1, 1999 through November 19, 1999.

     The operating agreement of Mediacom provides that Mediacom Management is paid an acquisition fee of 1.0% of the purchase price of acquisitions made by Mediacom until its pro forma consolidated annual revenues equals $75,000, and thereafter 0.5% of such purchase price. No such fees were paid during the nine months ended September 30, 1999 since there were no acquisitions completed during this period. Pursuant to the amendment to Mediacom's operating agreement, no further acquisition fees will be payable.

     During the fourth quarter of fiscal 1999, the Company will record a one-time, non-recurring, non-cash charge of $12,500 associated with the amendments to the management agreements of Mediacom Management for which additional membership interests will be issued to an existing member of Mediacom upon occurrence of a future valuation of Mediacom including an initial public offering.

    Initial Public Offering

     On November 12, 1999, a registration statement was filed with the Securities and Exchange Commission for an initial public offering ("IPO") of shares of Class A common stock. In connection therewith, Mediacom Communications Corporation ("MCC"), a Delaware Corporation, was formed. Immediately prior to the IPO, MCC will issue shares of common stock in exchange for all the outstanding membership interests of Mediacom, which currently serves as the holding company for the operating subsidiaries. As a result, MCC will become the parent company of Mediacom, which will continue to serve as the holding company of the subsidiaries. Immediately prior to the IPO, additional membership interests will be issued to all members of Mediacom in accordance with a formula set forth in Mediacom's amended operating agreement which is based upon a valuation of Mediacom established at the time of the IPO. Effective upon completion of the IPO, a provision in the amended operating agreement providing for a special allocation of membership interests to certain members based upon valuations of Mediacom performed from time to time shall be removed. In connection with the removal of such provision, the amended operating agreement also provides for the issuance to a certain member of membership interests representing 16.5% of the equity in Mediacom in accordance with a formula based upon the valuation established at the completion of the IPO. These newly issued membership interests will be included as part of the exchange for shares of MCC's common stock.

     The management agreements between Mediacom Management and each of the operating subsidiaries will be terminated upon completion of the IPO, and Mediacom Management's employees will become MCC's employees and its corporate overhead will become MCC corporate overhead. These expenses will be reflected as a corporate expense in the consolidated statement of operations.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (All dollar amounts in 000's)
                                  (Unaudited)

     The Company is currently a limited liability company and its members are required to report their share of income or loss in their respective income tax returns. After completion the IPO and the exchange of membership interests in Mediacom for shares of MCC's common stock, the results of MCC will be included in MCC's corporate tax returns. MCC will also record a one-time non recurring charge to earnings to record a net deferred tax liability. If the Company had been a C corporation as of September 30, 1999, this charge would have been $1,937. If the Company had been C corporation as of September 10, 1999, this charge would have been $1,937.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                       1999              1998
                                                                    -------------   ------------
                              ASSETS                                 (Unaudited)
Note receivable - from affiliate for issuance of common stock          $ 100             $ 100
                                                                       ------            -----
                   Total assets                                        $ 100             $ 100
                                                                       ======            =====

              LIABILITIES AND STOCKHOLDER'S EQUITY


Stockholder's equity

              Common stock, par value $0.10; 200 shares authorized;
                    100 shares issued and outstanding                   $ 10              $ 10
              Additional paid-in capital                                  90                90
                                                                       ------            -----
                   Total stockholder's equity                          $ 100             $ 100
                                                                       ------            -----
                   Total liabilities and stockholder's equity          $ 100             $ 100
                                                                       ======            =====


                         MEDIACOM CAPITAL CORPORATION

                          NOTE TO THE BALANCE SHEETS
                         (All dollar amounts in 000's)
                                  (Unaudited)


(1)  Organization

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200,000 aggregate principal amount of the 8 1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 and October 15 of each year. Mediacom Capital does not conduct operations of its own.

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

     EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is included herein because the Company's management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. In addition, the primary debt instruments of the Company contain certain covenants, compliance with which is measured by computations similar to determining EBITDA. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

     Mediacom was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to: (i) improve the operating and financial performance of our acquired cable systems; (ii) develop efficient operating clusters; (iii) rapidly upgrade our cable network; (iv) introduce new and enhanced products and services; (v) maximize customer satisfaction; (vi) acquire underperforming cable television systems; and (vii) implement a flexible financing structure.

     The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of September 30, 1999, the Company had completed nine acquisitions of cable television systems that on such date passed approximately 525,000 homes and served approximately 358,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") which owns and operates cable television systems serving 14,000 basic subscribers as of September 30, 1999. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax" ) serving 344,000 basic subscribers as of September 30, 1999. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Results of Operations

     The following historical information includes the results of operations of the Clearlake system (acquired on January 9, 1998), the Cablevision systems (acquired on January 23, 1998), and the Caruthersville system (acquired on October 1, 1998) (collectively, the "1998 Acquisitions") only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1998.

  Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues. Revenues increased 13.8% to approximately $39.1 million for the three months ended September 30, 1999 as compared to $34.3 million for the three months ended September 30, 1998, primarily as a result of:

 .  an increase in the average monthly basic service rate of $3.11 per basic subscriber;
 .  including the results of operations of the Caruthersville system in the
   1999 period; and
 . internal basic subscriber growth of 1.8%, excluding the acquisition of the Caruthersville system.

     Average monthly revenue per basic subscriber increased to $36.57 for the three months ended September 30, 1999, from $33.01 for the corresponding period of 1998. At September 30, 1999, the Company served approximately 358,000 basic subscribers compared to approximately 348,000 basic subscribers at September 30, 1998.

     Service costs. Service costs increased 8.6% to approximately $12.4 million for the three months ended September 30, 1999, as compared to approximately $11.4 million for the three months ended September 30, 1998. The Caruthersville system accounted for approximately 12.0% of the total increase. Excluding the Caruthersville system, these costs increased by approximately $867,000 primarily as a result of higher programming costs, and additional programming carried by the systems. As a percentage of revenues, service costs were 31.7% for the three months ended September 30, 1999, as compared with 33.3% for the three months ended September 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 11.5% to approximately $7.3 million for the three months ended September 30, 1999, as compared to approximately $6.6 million for the three months ended September 30, 1998. The Caruthersville system accounted for approximately 10.9% of the total increase. Excluding the Caruthersville system, these costs increased by approximately $670,000 primarily as a result of higher personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 18.7% for the three months ended September 30, 1999, as compared with 19.1% for the three months ended September 30, 1998.

     Management fee expense. Management fee expense remained flat for the three months ended September 30, 1999 as compared to the comparable 1998 period.

     Depreciation and amortization expense. Depreciation and amortization expense increased 46.2% to approximately $24.7 million for the three months ended September 30, 1999, from approximately $16.9 million in the comparable 1998 period. This increase was substantially due to the Company's purchase of the 1998 Acquisitions and additional capital expenditures associated with the upgrade of the Company's systems.

     Interest expense. Interest expense, net, increased 18.8% to approximately $7.2 million for the three months ended September 30, 1999, from approximately $6.0 million for the three months ended September 30, 1998. This increase was substantially due to higher average debt outstanding during the 1999 period.

     Other expenses. Other expenses decreased 9.3% to approximately $245,000 for the three months ended September 30, 1999, from approximately $270,000 for the three months ended September 30, 1998. This change was principally due to a decrease in bank commitment fees.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $14.4 million for the three months ended September 30, 1999, compared to a net loss of approximately $8.5 million for the three months ended September 30, 1998.

     EBITDA. EBITDA increased 20.3% to approximately $17.8 million for the three months ended September 30, 1999, from approximately $14.8 million for the three months ended September 30, 1998. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 45.5% for the three months ended September 30, 1999, from 43.1% for the three months ended September 30, 1998.

   Nine Months ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues increased 20.0% to approximately $113.2 million for the nine months ended September 30, 1999, as compared to approximately $94.4 million for the nine months ended September 30, 1998, primarily as a result of:

     . an increase in the average monthly basic service rate of $3.01 per basic subscriber;
     . including the results of operations of the 1998 Acquisitions for the full nine month period in 1999; and
     . internal basic subscriber growth of 1.8%, excluding the acquisition of the Caruthersville system.

     Service costs. Service costs increased 11.2% to approximately $36.6 million for the nine months ended September 30, 1999, as compared to approximately $32.9 million for the nine months ended September 30, 1998. The ownership of the 1998 Acquisitions for the full nine month period in 1999 accounted for 74.1% of this increase. The remaining 25.9% of this increase is due principally to higher programming costs. As a percentage of revenues, service costs were 32.3% for the nine months ended September 30, 1999, as compared with 34.8% for the nine months ended September 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 20.5% to approximately $21.8 million for the nine months ended September 30, 1999, from approximately $18.1 million for the nine months ended September 30, 1998. The ownership of the 1998 Acquisitions for the full nine month period in 1999 accounted for 38.2% of this increase in selling, general and administrative expenses. The remaining 61.8% of this increase is primarily due to increased marketing costs associated with the promotion of new programming services and increased personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 19.3% for the nine months ended September 30, 1999 as compared with 19.2% for the nine months ended September 30, 1998.

     Management fee expense. Management fee expense increased 18.7% to approximately $5.2 million for the nine months ended September 30, 1999, from approximately $4.3 million in the comparable 1998 period, due to the higher revenues generated in the 1999 period.

     Depreciation and amortization expense. Depreciation and amortization expense increased 49.2% to approximately $66.2 million for the nine months ended September 30, 1999, from approximately $44.3 million in the comparable 1998 period. This increase was substantially due to the Company's purchase of the 1998 Acquisitions in 1998 and additional capital expenditures associated with the upgrade of the Company's systems.

     Interest expense. Interest expense, net, increased 15.7% to approximately $20.6 million for the nine months ended September 30, 1999, from approximately $17.8 million for the nine months ended September 30, 1998. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the debt incurred in connection with the purchase of the 1998 Acquisitions.


     Other expenses. Other expenses decreased 74.5% to approximately $979,000 for the nine months ended September 30, 1999, from approximately $3.8 million for the nine months ended September 30, 1998. This decrease was principally due to acquisition fees incurred in the 1998 period in connection with the acquisition of the Clearlake system and the Cablevision systems.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $38.0 million for the nine months ended September 30, 1999, compared to a net loss of approximately $26.9 million for the nine months ended September 30, 1998.

     EBITDA. EBITDA increased 27.2% to approximately $49.7 million for the nine months ended September 30, 1999, from approximately $39.1 million for the nine months ended September 30, 1998. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 43.9% for the nine months ended September 30, 1999, from 41.4% for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company's operations require substantial capital for the upgrade, expansion and maintenance of the cable network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through the same sources.

     During the third quarter of 1998, the Company modified its previously disclosed five-year system upgrade by accelerating its planned completion date to June 30, 2000. Upon completion, the Company anticipates that 85% of its customers will be served by systems with 550MHz to 750MHz bandwidth capacity.

     As a result of the Company's accelerated system upgrade program, total capital expenditures were $53.7 million for the year ended December 31, 1998 and $60.2 million for the nine months ended September 30, 1999. For the year ended December 31, 1998, and for the nine months ended September 30, 1999, net cash flows from operations were $53.6 million and $29.8 million respectively, which together with borrowings under the Company's subsidiary bank credit agreements funded such capital expenditures. The Company anticipates that total capital expenditures will be approximately $80.0 million as compared to our original plans to spend approximately $66.0 million during this fiscal year. This increase is principally due to expenditures relating to the Company's launch of digital cable and two-way, high-speed Internet services in several of the Company's systems and to the Triax and Zylstra systems subsequent to their acquisition. The Company intends to use net cash flows from operations and borrowings under its subsidiary bank credit agreements to fund these capital expenditures.

     As a result of the Company's recent acquisitions of the Triax and Zylstra systems, the Company has updated its capital improvement program and now expects to spend approximately $400.0 million over the three-year period ending December 2002, of which approximately $240.0 million will be invested to upgrade the cable network and approximately $160.0 million will be used for plant expansion, digital headends and set-up boxes, cable modems and maintenance. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary bank credit agreements. By December 2002, including the Triax and Zylstra systems, the Company anticipates:

     . 91% of its basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability; and

     . eliminating 369 headend facilities of its systems, resulting in 90 headend facilities serving all of its basic subscribers and 30 headend facilities serving 84% of its basic subscribers.

     From the Company's commencement of operations in March 1996 through December 31, 1997, the Company invested approximately $97.8 million (before closing costs) to acquire cable television systems serving approximately 67,450 basic subscribers as of September 30, 1999. In 1998, the Company invested approximately $334.6 million (before closing costs) to acquire cable television systems serving approximately 290,550 basic subscribers as of September 30, 1999. In the aggregate, the Company has invested approximately $432.4 million (before closing costs) to acquire its cable television systems serving approximately 358,000 basic subscribers as of September 30, 1999.

     On October 15, 1999, the Company purchased the outstanding stock of Zylstra for a purchase price of $19.5 million, before closing costs and adjustments. As of September 30, 1999, Zylstra owned and operated cable television systems serving approximately 14,000 basic subscribers in Iowa, Minnesota and South Dakota.

     On November 5, 1999, the Company acquired the cable television systems owned by Triax for $740.1 million, before closing costs and adjustments. As of September 30, 1999, the Triax systems served approximately 344,000 basic subscribers in eight states, principally Illinois, Indiana, and Minnesota.

     Mediacom is a limited liability company that serves as the holding company for its various subsidiaries, each of which is also a limited liability company. To date, the Company's financing strategy has been to raise equity from its members and issue public long-term debt at the holding company level, while utilizing its subsidiaries to access debt capital, principally in the commercial bank market, through two stand-alone borrowing groups. The Company believes that this financing strategy is beneficial because it broadens the Company's access to various debt markets, enhances its flexibility in managing the Company's capital structure, reduces the overall cost of debt capital, and permits the Company to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

     To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company had completed the following financing arrangements as of November 10, 1999:

     .  $200.0 million offering of  8 1/2% senior notes due April 2008;

     .  $125.0 million offering of 7 7/8% senior notes due February 2011;

     . $550.0 million subsidiary bank credit facilities expiring in September 2008;

     . $550.0 million subsidiary bank credit facilities expiring in December 2008; and

     . $135.4 million of equity capital contributed by the members of Mediacom LLC.

     As of November 10, 1999, the Company has entered into interest rate swap agreements, which expire from 2000 through 2002, to hedge a notional amount of $50.0 million of floating rate debt under the subsidiary bank agreements. As of such date, the weighted average interest rate on all indebtedness outstanding under the Company's subsidiary bank credit facilities was approximately 7.9%, before giving effect to the aforementioned interest rate swap agreements. As of November 10, 1999, the Company had $278.0 million of unused credit commitments, $29.0 million of which could have been borrowed under the most restrictive covenants under the Company's debt agreements.

     A bank had issued two irrevocable letters of credit under the Company's subsidiary bank credit facilities in the aggregate amount of $30.0 million in favor of the seller of the Triax systems to secure the Company's performance under the related agreement to acquire these systems. On November 5, 1999, the Company completed the acquisition of the Triax systems and accordingly such letters of credit were cancelled.

     In the second half of 1999, the Company signed five letters of intent to acquire cable systems serving approximately 28,000 basic subscribers for an aggregate purchase price of $47.7 million. These cable systems are in close proximity to the existing systems, thereby complementing the Company's operating clusters. The Company expects to complete the acquisition of these systems in the first half of 2000, subject to the completion of definitive documentation.

     The Company is regularly presented with opportunities to acquire cable television systems that are evaluated on the basis of the Company's acquisition strategy. Although the Company presently does not have any definitive agreements to acquire or sell any of its cable television systems, other than the five letters of intent noted above to acquire the systems serving approximately 28,000 basic subscribers, from time to time it negotiates with prospective sellers to acquire additional cable television systems. These potential acquisitions are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions. No assurance can be given that such definitive documents will be entered into or that, if entered into, the acquisitions will be consummated.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditures and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations and complete its pending acquisitions. There can be no assurance that the Company will be able to complete the financing arrangements described above, or, if the Company was able to do so, that the terms would be favorable to the Company.

Recent Accounting Pronouncements

     In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2001, but has not quantified the impact or not yet determined the timing or method of the adoption.

Inflation and Changing Prices

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes are not expected to have a material effect on the Company's results of operations.

Year 2000

     The Company has formed a Year 2000 project management team responsible for overseeing, coordinating and reporting on the Year 2000 remediation efforts.
The Company has implemented a company-wide effort to assess and remediate its computer systems, related software and equipment. This effort will also help to ensure such systems, software and equipment can recognize, process and store information in the year 2000 and thereafter. Such Year 2000 remediation efforts include an assessment of the most critical systems, such as customer service and billing systems, headend facilities, business support operations, and other equipment and facilities. The Company is also verifying the Year 2000 readiness of its significant suppliers and vendors.

     As of September 30, 1999, the Company's assessment and remediation were substantially complete, and testing and implementation are 80% complete, with final completion expected in the fourth quarter of 1999.

     The project management team has also identified the Company's most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' Year 2000 readiness. Such verification includes reviewing vendors' test and other data and engaging in regular communications with vendors' Year 2000 teams. The Company is currently conducting tests to validate the Year 2000 compliance of certain critical products and services.

     The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in Year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

     The Company is in the process of acquiring certain cable television systems, and it is monitoring their Year 2000 remediation efforts. However, the Company cannot determine at this time the materiality of information technology and non-information technology issues, if any, relating to the Year 2000 problem affecting those cable television systems. The Company is in the process of including these pending acquisitions in its Year 2000 program and is not currently aware of any likely material Year 2000 problems.

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 1999, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have paid approximately $18,200 at September 30, 1999 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 3 to the Company's unaudited consolidated financial statements.

                               Expected Maturity
                  ------------------------------------------
                         (All dollar amounts in 000's)

                  2000  2001  2002  2003  2004   Thereafter  Total   Fair Value
                 ----- ----- ----- -----  -----  ----------- -------  ----------

Fixed rate        $ -    $ -  $ -   $ -    $ -     $200,000   $200,000  $184,000
Weighted average
  interest rate     -      -    -     -      -         8.5%       8.5%

Fixed rate        $ -    $ -  $ -   $ -    $ -     $125,000   $125,000  $125,000
Weighted average
  interest rate     -      -    -     -      -         7.9%       7.9%

Variable rate     $ -    $ -  $500  $1,000 $1,000  $ 50,000   $ 52,500  $ 52,500

Weighted average
  interest rate    6.7%  6.7% 6.7%    6.7%   6.7%      6.7%       6.7%

                                    PART II
ITEM 6.

(a)  Exhibits


Exhibit
Number                        Exhibit Descriptions
------                        --------------------

 10.5         Mediacom USA Credit Agreement dated as of September 30, 1999(1)

 10.6         Mediacom Midwest Credit Agreement dated as of November 5, 1999(1)

 10.9* ISP Channel Affiliate Agreement, dated as of November 4, 1999, between ISP Channel Inc., a subsidiary of SoftNet Systems, Inc. and Mediacom LLC

 10.10* Stock Purchase Agreement, dated as of November 4, 1999, between SoftNet Systems, Inc. and Mediacom LLC

 27.1         Financial Data Schedule

(b)  Reports on Form 8-K

  None.

------------
(1) Such Exhibits were filed with the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and is incorporated herein by reference

* To be filed by amendment with the Registration statement on Form S-1 of Mediacom Communications Corporation

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MEDIACOM LLC


November 15, 1999              By:    /s/ Mark E. Stephan
                                      -------------------
                                      Mark E. Stephan
                                        Senior Vice President,
                                        Chief Financial Officer, Treasurer
                                        And Principal Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDIACOM CAPITAL CORPORATION


November 15, 1999                 By:  /s/ Mark E. Stephan
                                       -------------------
                                       Mark E. Stephan
                                         Treasurer, Secretary and
                                         Principal Financial Officer