Form 10-Q
period 2000-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2000-05-15
CIK 1064116, 1064117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------
                                   FORM 10-Q
                            -----------------------

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                    914-695-2600
                         (REGISTRANTS' TELEPHONE NUMBER)


   Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                               YES [X]   NO [ ]

   Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

   *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                       PART I
                                                                            Page


 Item 1.  Financial Statements

            Consolidated Balance Sheets -
             March 31, 2000 (unaudited) and December 31, 1999..............   1

            Consolidated Statements of Operations and
             Comprehensive Loss - Three Months Ended
             March 31, 2000 and 1999 (unaudited)...........................   2

            Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999 (unaudited)........   3

            Notes to Consolidated Financial Statements (unaudited).........   4

            Balance Sheets of Mediacom Capital Corporation -
             March 31, 2000 (unaudited) and December 31, 1999..............  10

            Note to Balance Sheets (unaudited).............................  11

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  12

 Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk....................................................  18



                                     PART II



 ITEM 1.  LEGAL PROCEEDINGS................................................  19

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  19

   This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. In this Quarterly Report, "we," "us," "our" and the "Company" refer to Mediacom LLC and its subsidiaries.

   You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 1999. Those factors may cause our actual results to differ materially from any of our forward-looking statements.


FACTORS AFFECTING FUTURE OPERATIONS

   We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our cable systems in 1998 and 1999. As a result, you have limited information upon which to evaluate our performance in managing our current systems, and our historical financial information may not be indicative of the future results we can achieve with our systems. If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected.

   In addition, the cable television industry may be affected by, among other things:

   o     changes in laws and regulations;

   o     changes in the competitive environment;

   o     changes in the costs of programming we distribute;

   o     changes in technology;

   o     franchise related matters;

   o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and

   o     general economic conditions.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                          MEDIACOM LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (ALL DOLLAR AMOUNTS IN 000'S)

                                                         MARCH 31,       DECEMBER 31,
                                                           2000              1999
                                                      --------------    --------------
                      ASSETS                            (UNAUDITED)

Cash and cash equivalents                             $        1,607    $        4,473
Subscriber accounts receivable, net of allowance
for doubtful accounts
  of $553 and $772, respectively                               3,958             5,194
Prepaid expenses and other assets                              7,339             4,376
Investments                                                   27,539             8,794
Investment in cable television systems:
  Inventory                                                   13,867            12,384
  Property, plant and equipment, at cost                     732,982           700,696
  Less - accumulated depreciation                           (127,697)         (101,693)
                                                      --------------    --------------
     Property, plant and equipment, net                      605,285           599,003
  Intangible assets, net of accumulated
amortization of $70,133 and
     $56,171, respectively                                   574,345           588,103
                                                      --------------    --------------
     Total investment in cable television systems          1,193,497         1,199,490
Other assets,  net of accumulated  amortization  of
$7,031 and $6,343,
  respectively                                                18,157            43,599
                                                      --------------    --------------
     Total assets                                     $    1,252,097    $    1,265,926
                                                      ==============    ==============

          LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
  Debt                                                $      800,000    $    1,139,000
  Accounts payable and accrued expenses                       57,101            56,310
  Subscriber advances                                          2,930             3,188
  Management fees payable                                        919               873
  Deferred revenue                                            28,552            11,940
                                                      --------------    --------------
     Total liabilities                                       889,502         1,211,311
                                                      --------------    --------------

MEMBERS' EQUITY
  Capital contributions                                      521,696           142,096
  Other equity                                                16,417            39,917
  Accumulated comprehensive income                             1,778               261
  Accumulated deficit                                       (177,296)         (127,659)
                                                      --------------    --------------
     Total members' equity                                   362,595            54,615
                                                      --------------    --------------
     Total liabilities and members' equity            $    1,252,097    $    1,265,926
                                                      ==============    ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS
                         (ALL DOLLAR AMOUNTS IN 000'S)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ------------    ------------
                                                       2000            1999
                                                   ------------    ------------
Revenues                                           $     77,440    $     36,000

Costs and expenses:
    Service costs                                        26,635          11,825
    Selling, general and administrative expenses         13,389           7,201
    Management fee expense                                1,420           1,665
    Depreciation and amortization                        40,680          20,402
    Non-cash stock charges                               26,073              -
                                                   ------------    ------------
Operating loss                                          (30,757)         (5,093)
                                                   ------------    ------------
Interest expense, net                                    18,423           6,380
Other expenses                                              457             993
                                                   ------------    ------------
Net loss                                           $    (49,637)   $    (12,466)
Unrealized gain on investments                            1,517              -
                                                   ------------    ------------
Comprehensive loss                                 $    (48,120)   $    (12,466)
                                                   ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                 $    (49,637)   $    (12,466)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Accretion of interest on seller note                             -              74
     Depreciation and amortization                               40,680          20,402
     Other non-cash charges                                      26,073             755
     Other                                                         (273)              -
     Changes in assets and liabilities:
       Subscriber accounts receivable                             1,236           1,259
       Prepaid expenses and other assets                         (2,608)            (56)
       Accounts payable and accrued expenses                      3,616           1,702
       Subscriber advances                                         (258)           (455)
       Management fees payable                                       46            (336)
       Deferred revenue                                            (343)            334
                                                           ------------    ------------
         Net cash flows provided by operating activities         18,532          11,213
                                                           ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                          (36,594)        (15,907)
  Other, net                                                       (204)           (255)
                                                           ------------    ------------
         Net cash flows used in investing activities            (36,798)        (16,162)
                                                           ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                 26,500         133,900
  Repayment of debt                                            (365,500)       (126,575)
  Capital contributions                                         354,500               -
  Financing costs                                                  (100)         (3,238)
                                                           ------------    ------------
         Net cash flows provided by financing activities         15,400           4,087
                                                           ------------    ------------
         Net decrease in cash and cash equivalents               (2,866)           (862)

CASH AND CASH EQUIVALENTS, beginning of period                    4,473           2,212
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                   $      1,607    $      1,350
                                                           ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $     23,001    $      1,930
                                                           ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   ORGANIZATION

   Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2000, the Company had acquired and was operating cable television systems in 21 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

   Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of 8 1/2% senior notes due 2008 (the "8 1/2% Senior Notes") and of $125.0 million aggregate principal amount of 77/8% senior notes due 2011 (the "77/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes") (see Note 4). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

   On February 9, 2000, Mediacom Communications Corporation ("MCC"), a Delaware corporation organized in November 1999, completed an initial public offering. Prior to such time, MCC had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom. As a result of this exchange, Mediacom became a wholly-owned subsidiary of MCC and Mediacom's Fourth Amended and Restated Operating Agreement (the "1999 Operating Agreement") was amended to reflect MCC as the sole member and manager of Mediacom. Mediacom acts as a holding company for its operating subsidiaries. Each operating subsidiary is wholly-owned by Mediacom, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, that is held by Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation that is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(2)   STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

   The consolidated financial statements as of March 31, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

  Recent Accounting Pronouncements

   In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

   On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.


(3)   ACQUISITIONS

   The Company completed the undernoted acquisitions (the "Acquired Systems") in 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

   On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation ("Zylstra") for a purchase price of approximately $19.5 million. Zylstra owned and operated cable television systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been preliminarily allocated as follows: $7.8 million to property, plant and equipment and $11.7 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $400,000 of direct acquisition costs has been allocated to property, plant and equipment and intangible assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $200,000, which are included in accrued expenses.

   On November 5, 1999, the Company acquired the assets of cable television systems owned by Triax Midwest Associates, L.P. ("Triax") for a purchase price of approximately $740.1 million. The Triax systems served approximately 344,000 subscribers primarily in Illinois, Indiana, Iowa and Minnesota. The purchase price has been preliminarily allocated as follows: $296.0 million to property, plant and equipment and $444.1 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $10.5 million of direct acquisition costs has been allocated to property, plant and equipment, intangible assets and other assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $5.5 million, which are included in accrued expenses.

   The Company has reported the operating results of the Acquired Systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the Acquired Systems as if such transactions had been consummated on January 1, 1999. This financial information has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the Acquired Systems been consummated at the beginning of the period presented.

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                    PRO FORMA RESULTS FOR THE
                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------
                                                       (DOLLARS IN THOUSANDS)
Revenues ...................................      $    77,440       $    71,161

Operating expenses and costs:
    Service costs ..........................           26,635            23,606
    SG&A expenses ..........................           13,389            12,829
    Management fee expense .................            1,420             2,901
    Depreciation and amortization ..........           40,680            38,762
    Non-cash stock charges .................           26,073                 -
                                                  -----------       -----------
Operating loss .............................          (30,757)           (6,937)
                                                  -----------       -----------
Net loss ...................................      $   (49,637)      $   (27,660)
                                                  ===========       ===========

(4)   DEBT

   As of March 31, 2000 and December 31, 1999, debt consisted of:


                                                       MARCH 31,  DECEMBER 31,
                                                          2000        1999
                                                  -----------       -----------
   Mediacom:                                           (DOLLARS IN THOUSANDS)
      8 1/2% Senior Notes (a) ..............      $   200,000       $   200,000
      7 7/8% Senior Notes (b) ..............          125,000           125,000
   Subsidiaries:
      Bank Credit Facilities (c) ...........          475,000           814,000
                                                  -----------       -----------
                                                  $   800,000       $ 1,139,000
                                                  ===========       ===========

(a) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200.0 million aggregate principal amount of 8 1/2% Senior Notes due on AprIl 15, 2008. The 8 1/2% Senior Notes are unsecured obligations, and tHe indenture for the 8 1/2% Senior Notes stipulates, among other thingS, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8 1/2% per annum, beginniNg from the date of issuance and is payable semi-annually on April 15 and October 15 of each year. The 8 1/2% Senior Notes may be redeemEd at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

(b) On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 77/8% Senior Notes due on February 15, 2011. The 77/8% Senior Notes are unsecured obligations and the indenture for the 77/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 77/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of each year. The 77/8% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after February 15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(c) On June 24, 1997, certain operating subsidiaries of Mediacom entered into an eight and one-half year $100.0 million reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, certain other operating subsidiaries entered into a separate eight and one-half year $225.0 million reducing revolver and term loan agreement (the "Southeast Credit Agreement" and together with the Western Credit Agreement, the "Former Bank Credit Agreements"). By separate amendments to the Former Bank Credit Agreements, each dated as of January 26, 1999, the term loans were converted into additional revolving credit loans.

      On September 30, 1999, the Former Bank Credit Agreements were replaced with $550.0 million of credit facilities, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, subject to earlier expiration on June 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due aNd payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom does not refinance the 8 1/2% SeniOr Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to (3)/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

      On November 5, 1999, certain newly formed operating subsidiaries of Mediacom entered into a separate credit facility consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", and together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, subject to earlier expiration on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the reducing revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to (3)/8% per annum on the unused portion of available credit under the reducing revolver credit facility. The average interest rate on outstanding debt under the Bank Credit Agreements was 8.3% and 8.0% for the three months ended March 31, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

      The Bank Credit Agreements require the operating subsidiaries to maintain compliance with certain financial covenants including, but not limited to leverage, interest coverage and pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants, including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The operating subsidiaries were in compliance with all covenants of the Bank Credit Agreements as of March 31, 2000.

      The Bank Credit Agreements are secured by Mediacom's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom on a limited recourse basis to the extent of such

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         ownership interests. At March 31, 2000, the operating subsidiaries had approximately $625.0 million of unused bank commitments under the Bank Credit Agreements.

   The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $40.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Agreements. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

   The stated maturities of all debt outstanding as of March 31, 2000 are as follows (dollars in thousands):

   2001..................................................    $       -
   2002..................................................          750
   2003..................................................        2,000
   2004..................................................        2,000
   2005..................................................        2,000
   Thereafter ...........................................      793,250
                                                             ---------
                                                             $ 800,000
                                                             =========


(5)   SOFTNET

   As of March 31, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $25.3 million and $8.4 million, respectively, net of amortization taken. For the three months ended March 31, 2000, the Company recognized approximately $273,000 of this deferred revenue. The Company did not recognize any deferred revenue for the three month period ended March 31, 1999.


(6)   MCC INITIAL PUBLIC OFFERING

   On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom.

   Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of Mediacom established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom members (the "Primary Members") based upon valuations of Mediacom performed from time to time. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom at the time of the IPO representing 16.5% of the equity in Mediacom in accordance with a formula based upon the IPO Valuation. These newly issued membership interests were exchanged for shares of MCC Class B common stock in the IPO. In addition, the Primary Members received options to purchase 7.2 million shares of MCC Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom.

                          MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   The management agreements between Mediacom Management and each of the operating subsidiaries were terminated upon completion of the IPO and replaced with new management agreements between MCC and the Company's operating subsidiaries. Under such agreements, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of the Company's gross operating revenues.

   As a result of the completion of the IPO and the termination of the management agreements with Mediacom Management, the deferred non-cash stock expense of $24.5 million, net of amortization taken, relating to the future benefits associated with the continuation of such management agreements, was recognized as a non-cash stock charge in the consolidated statements of operations for the three months ended March 31, 2000. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(7)   SUBSEQUENT EVENTS

   On April 6, 2000, the Company acquired the assets of cable television systems owned by Rapid Communications Partners, L.P. ("Rapid") for a purchase price of $8.0 million. The Rapid systems serve approximately 6,000 basic subscribers primarily in Kentucky and Illinois.

   On April 21, 2000, the Company acquired the assets of cable television systems owned by MidAmerican Cable Systems, L.P. ("MidAmerican") for a purchase price of approximately $8.0 million. The MidAmerican systems serve approximately 5,000 basic subscribers primarily in Illinois.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                          MARCH 31, DECEMBER 31,
                                                            2000        1999
                                                          --------- ------------
                            ASSETS                     (UNAUDITED)

Note receivable - from affiliate for
   issuance of common stock ............................  $    100    $    100
                                                          --------    --------
            Total assets ...............................  $    100    $    100
                                                          ========    ========
                  STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
   100 shares issued and outstanding ...................  $     10    $     10
Additional paid-in capital .............................  $     90    $     90
                                                          --------    --------

            Total stockholder's equity .................  $    100    $    100
                                                          ========    ========




         The accompanying note to the balance sheets is an integral part of these financial statements.

                          MEDIACOM CAPITAL CORPORATION

                           NOTE TO THE BALANCE SHEETS
                                   (UNAUDITED)


(1)   ORGANIZATION

   Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of the 8 1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 aNd October 15 of each year. Mediacom Capital does not conduct operations of its own.

   On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 77/8% senior notes due on February 15, 2011. The net proceeds from this offering of approximately $121.9 million were used to repay a substantial portion of outstanding bank debt under the bank credit facilities of Mediacom's operating subsidiaries. Interest on the 77/8% senior notes is payable semi-annually on February 15 and August 15 of each year.

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

   EBITDA represents operating loss before depreciation and amortization and non-cash stock charges. EBITDA:

   o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

   o  is  not  intended  to  represent   funds  available  for  debt  service,
      dividends, reinvestment or other discretionary uses; and

   o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included herein because the Company's management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

   The Company was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to:

   o improve the operating and financial performance of its acquired cable systems;

   o  develop efficient operating clusters;

   o  rapidly upgrade its cable network;

   o  introduce new and enhanced products and services;

   o  maximize customer satisfaction to build customer loyalty;

   o  acquire   underperforming   cable  television  systems   principally  in
      non-metropolitan markets; and

   o  implement a flexible financing structure.

   The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of March 31, 2000, the Company had completed 11 acquisitions of cable television systems that on such date passed approximately 1,073,000 homes and served approximately 720,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax," and together with Zylstra, the "Acquired Systems") serving 344,000 basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

ACTUAL RESULTS OF OPERATIONS

   The following historical information includes the results of operations of the Zylstra systems, which were acquired on October 15, 1999 and the Triax systems, which were acquired on November 5, 1999, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1999.

  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

   Revenues. Revenues increased 115.1% to approximately $77.4 million for the three months ended March 31, 2000 as compared to $36.0 million for the three months ended March 31, 1999. Of the revenue increase of $41.4 million, $37.1 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues would have increased by 12.0% principally due to monthly revenue per subscriber increasing from $32.82 to $36.13. This increase resulted primarily from basic rate increases, associated with new programming introductions and higher advertising revenues, offset by a decline in pay-per-view revenues.

   Service costs. Service costs increased 125.2% to approximately $26.6 million for the three months ended March 31, 2000, as compared to approximately $11.8 million for the three months ended March 31, 1999. The Acquired Systems accounted for approximately $13.4 million of the total increase. Excluding the Acquired Systems, these costs increased by approximately 12.1% primarily as a result of higher employee and programming costs and additional channel offerings. As a percentage of revenues, service costs were 34.4% for the three months ended March 31, 2000, as compared with 32.8% for the three months ended March 31, 1999.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 85.9% to approximately $13.4 million for the three months ended March 31, 2000, as compared to approximately $7.2 million for the three months ended March 31, 1999. The Acquired Systems accounted for approximately $6.0 million of the total increase. Excluding the systems acquired in 1999, these costs increased by approximately 2.9%. As a percentage of revenues, selling, general and administrative expenses were 17.3% for the three months ended March 31, 2000, as compared with 20.0% for the three months ended March 31, 1999.

   Management fee expense. Management fee expense decreased 14.7% to $1.4 million for the three months ended March 31, 2000 as compared to $1.7 million for the three months ended March 31, 1999. The decrease in management fee expense was primarily due to a reduction in amounts charged by Mediacom Management Corporation ("Mediacom Management"). As a percentage of revenues, management fee expense was 1.8% for the three months ended March 31, 2000, as compared with 4.6% for the three months ended March 31, 1999.

   Depreciation and amortization. Depreciation and amortization increased 99.4% to approximately $40.7 million for the three months ended March 31, 2000 as compared to approximately $20.4 million in the three months ended March 31, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

   Non-cash stock charges. Non-cash stock charges were approximately $26.1 million for the three months ended March 31, 2000. These non-cash charges comprise a $24.5 million charge resulting from the termination of the management agreements with Mediacom Management during the first quarter of 2000 and a $1.6 million charge related to the grant of equity interests to certain members of the Company's management team. See Note 6 of the Company's consolidated financial statements.

   Interest expense, net. Interest expense, net, increased 188.8% to approximately $18.4 million for the three months ended March 31, 2000 as compared to approximately $6.4 million for the three months ended March 31, 1999. This increase was substantially due to higher average debt outstanding during the three months ended March 31, 2000 as a result of debt incurred in connection with the Company's acquisitions in the fourth quarter of 1999.

   Other expenses. Other expenses decreased 54.0% to approximately $457,000 for the three months ended March 31, 2000 as compared to approximately $993,000 for the three months ended March 31, 1999. This change was principally due to a decrease in fees associated with the Company's credit arrangements.

   Net loss. Due to the factors described above, the Company generated a net loss of approximately $49.6 million for the three months ended March 31, 2000 as compared to a net loss of approximately $12.5 million for the three months ended March 31, 1999.

   EBITDA. EBITDA increased 135.1% to approximately $36.0 million for the three months ended March 31, 2000 as compared to approximately $15.3 million for the three months ended March 31, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.5% for the three months ended March 31, 2000, from 42.5% for the three months ended March 31, 1999. Excluding the Acquired Systems, EBITDA increased by 23.7% over the comparable period in 1999.


SELECTED PRO FORMA RESULTS

   The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The following financial information for the three months ended March 31, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1999.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2000         1999
                                                   -----------     ------------
                                                    (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER
                                                       SUBSCRIBER DATA)

Revenues                                             $  77,440     $  71,161
Costs and expenses:
    Service costs                                       26,635        23,606
    SG&A expenses                                       13,389        12,829
    Management fee expense                               1,420         2,901
    Depreciation and amortization                       40,680        38,762
    Non-cash stock charges                              26,073             -
                                                     ---------     ---------
Operating loss                                       $ (30,757)    $  (6,937)
                                                     =========     =========

OTHER DATA:
EBITDA                                               $  35,996     $  31,825
EBITDA margin (1)                                         46.5%         44.7%
Basic subscribers (2)                                  720,000       709,000
Average monthly revenue per basic subscriber (3)     $   35.88     $   33.49

-----------------
   (1) Represents EBITDA as a percentage of revenues.
   (2) At end of period.
   (3) Represents average monthly revenues for the period divided by average basic subscribers for the period.

  SELECTED PRO FORMA RESULTS FOR THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO SELECTED PRO FORMA RESULTS FOR THREE MONTHS ENDED MARCH 31, 1999

   Revenues increased 8.8% to approximately $77.4 million for the three months ended March 31, 2000, as compared to approximately $71.2 million for the three months ended March 31, 1999. This increase was attributable principally to internal subscriber growth of 1.6% and higher average monthly revenue per basic subscriber of $35.88 for the three months ended March 31, 2000, as compared to $33.49 for the three months ended March 31, 1999.

   Service costs and selling, general and administrative expenses in the aggregate increased 9.9% to approximately $40.0 million for the three months ended March 31, 2000 from approximately $36.4 million for the three months ended March 31, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999, increased employee costs and incremental marketing expenses associated with the launch of new products.

   Management fee expense decreased 51.1% to approximately $1.4 million for the three months ended March 31, 2000 from approximately $2.9 million for three months ended March 31, 1999. The decrease in management fee expense was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries.

   Depreciation and amortization increased 4.9% to approximately $40.7 million for the three months ended March 31, 2000 from approximately $38.8 million for the three months ended March 31, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above. As a result of the above factors, the Company generated an operating loss of approximately $30.8 million for the three months ended March 31, 2000, compared to approximately $6.9 million for the three months ended March 31, 1999.

   EBITDA increased by 13.1% to approximately $36.0 million for the three months ended March 31, 2000 from approximately $31.8 million for the three months ended March 31, 1999. The EBITDA margin improved to 46.5% for the three months ended March 31, 2000 from 44.7% for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable and fiber network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through internally generated funds, long-term borrowings and equity financings.

   From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 720,000 basic subscribers as of March 31, 2000.

   In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 100,000 basic subscribers for an aggregate purchase price of $193.0 million.

   o On April 6, 2000, the Company acquired the assets of cable television systems owned by Rapid Communications Partners, L.P. ("Rapid") for a purchase price of $8.0 million. The Rapid systems serve approximately 6,000 basic subscribers primarily in Kentucky and Illinois.

   o On April 21, 2000, the Company acquired the assets of cable television systems owned by MidAmerican Cable Systems, L.P. ("MidAmerican") for a purchase price of approximately $8.0 million. The MidAmerican systems serve approximately 5,000 basic subscribers primarily in Illinois.

   o The Company has two pending acquisitions of cable television systems under contract serving, in total, approximately 6,500 basic subscribers for an aggregate purchase price of $12.5 million. In addition, the Company has signed several letters of intent to acquire cable systems serving, in total, approximately 82,500 basic subscribers for an aggregate purchase price of approximately $164.5 million.

   Substantially all of the basic subscribers served by these expected acquisitions are contiguous or in close proximity to the Company's existing operating clusters. The acquisitions under letter of intent are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions, including regulatory approvals and other third party consents. No assurance can be given that such definitive agreements will be entered into or that if entered into, these acquisitions will be consummated. The Company expects to complete its pending acquisitions during fiscal year 2000.

   The Company has announced plans to increase its capital spending to approximately $175.0 million in 2000, compared to the $140.0 million, as previously disclosed. However, the Company's projected capital expenditures will remain at the original amount of $400.0 million for the three-year period ending 2002. These amounts exclude any capital expenditures related to any acquisitions completed in 2000 or beyond. For the first quarter of 2000, the Company's capital expenditures were $36.6 million. As a result of its accelerated capital investment plans, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity as compared to 57% as of December 1999 and that 50% of its existing homes passed will be activated with two-way communications capability as compared to 11% as of December 1999.

   To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company has completed the following financing arrangements as of March 31, 2000:

   o  $200.0 million offering of 8 1/2% senior notes due April 2008;

   o  $125.0 million offering of 77/8% senior notes due February 2011;

   o  $550.0 million subsidiary credit facility expiring in September 2008;

   o  $550.0 million subsidiary credit facility expiring in December 2008; and

   o $489.9 million of equity capital contributions by members of Mediacom, including a $354.4 million equity contribution by Mediacom Communications Corporation in February 2000.

   The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of March 31, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

   As of April 30, 2000, the Company entered into interest rate swap agreements, which expire from 2000 through 2003, to hedge $120.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 56% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of April 30, 2000, the Company's weighted average cost of indebtedness (defined as interest expense, net, as a percentage of total outstanding indebtedness) was approximately 8.1%.

   Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended March 31, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by annualized EBITDA for the period) was 5.6x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.0x. As of March 31, 2000, the Company had approximately $625.0 million of unused credit commitments under its subsidiary credit facilities.

   Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations and complete its pending and future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it was able to do so, that the terms would be favorable to them.


RECENT ACCOUNTING PRONOUNCEMENTS

   In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

   On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.


INFLATION AND CHANGING PRICES

   The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $40.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $675,000 at March 31, 2000 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                            EXPECTED MATURITY
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

                      2001      2002      2003      2004      2005     Thereafter      Total         Fair Value
                      ----      ----      ----      ----      ----     ----------      -----         ----------

Fixed rate            $  -     $  -       $     -   $     -   $     -  $ 200,000     $ 200,000       $ 182,000

Weighted average
interest rate          8.5%     8.5%          8.5%      8.5%      8.5%       8.5%          8.5%

Fixed rate            $  -     $  -       $     -   $     -   $     -  $ 125,000     $ 125,000       $ 108,125

Weighted average
interest rate          7.9%     7.9%          7.9%      7.9%      7.9%       7.9%          7.9%

Variable rate         $  -     $500       $ 1,000   $ 2,000   $ 2,000  $ 471,500     $ 475,000       $ 475,000

Weighted average
interest rate          8.3%     8.3%          8.3%      8.3%      8.3%       8.3%          8.3%

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of certain litigation.


ITEM 6.


(a)   EXHIBITS

  Exhibit
  Number                         Exhibit Descriptions
  ------                         --------------------

   27.1  Financial Data Schedule



(b)   REPORTS ON FORM 8-K

      None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDIACOM LLC

May 15, 2000                              /s/ MARK E. STEPHAN
                                          ---------------------------------
                                      By: MARK E. STEPHAN
                                            Senior Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Principal Financial Officer

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDIACOM CAPITAL CORPORATION

May 15, 2000                          By:  /s/ MARK E. STEPHAN
                                           -------------------------------------
                                           MARK E. STEPHAN
                                             Treasurer, Secretary and
                                             Principal Financial Officer