Form 10-Q
period 2000-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2000-08-14
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------

                                    FORM 10-Q

                               -----------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                              100 Crystal Run Road
                           Middletown, New York 10941
                     (Address of principal executive office)


                                 (845) 695-2600
                         (Registrants' telephone number)


      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                            Yes  X          No_______
                                ---

      Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

      *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                     PART I                               Page
                                     ------                               ----

  Item 1.  Financial Statements

              Consolidated Balance Sheets -
                 June 30, 2000 (unaudited) and December 31, 1999........     1

              Consolidated Statements of Operations and
                 Comprehensive Loss - Three and Six Months Ended
                 June 30, 2000 and 1999 (unaudited).....................     2

              Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2000 and 1999 (unaudited)....     3

              Notes to Consolidated Financial Statements (unaudited)....     4

              Balance Sheets of Mediacom Capital Corporation -
                 June 30, 2000 (unaudited) and December 31, 1999........     9

              Note to Balance Sheets (unaudited)........................    10

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............    11

  Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk...............................................    18


                                   PART II


  Item 1.  Legal Proceedings............................................    19

  Item 6.  Exhibits and Reports on Form 8-K.............................    19

      This Quarterly Report on Form 10-Q is for the six months ended June 30, 2000. In this Quarterly Report, "we," "us," "our" and the "Company" refer to Mediacom LLC and its subsidiaries.

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

                                     PART I
                                     ------


ITEM 1.  FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)


                                                                                           June 30,         December 31,
                                                                                             2000               1999
                                                                                         ----------         ----------
          ASSETS                                                                         (Unaudited)

Cash and cash equivalents                                                                $    2,950         $    4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $907 and $772, respectively                                                             3,336              5,194
Prepaid expenses and other assets                                                             6,027              4,376
Investments                                                                                  10,747              8,794
Investment in cable television systems:
   Inventory                                                                                 12,467             12,384
   Property, plant and equipment, at cost                                                   791,610            700,696
   Less - accumulated depreciation                                                         (155,069)          (101,693)
                                                                                         ----------         ----------
   Property, plant and equipment, net                                                       636,541            599,003
   Intangible assets, net of accumulated amortization of $84,152 and
   $56,171, respectively                                                                    579,298            588,103
                                                                                         ----------         ----------
   Total investment in cable television systems                                           1,228,306          1,199,490
Other assets, net of accumulated amortization of $7,803 and $6,343,
   respectively                                                                              17,553             43,599
                                                                                         ----------         ----------
   Total assets                                                                          $1,268,919         $1,265,926
                                                                                         ==========         ==========

          LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
   Debt                                                                                  $  856,000         $1,139,000
   Accounts payable and accrued expenses                                                     56,407             56,310
   Subscriber advances                                                                        2,275              3,188
   Management fees payable                                                                      816                873
   Deferred revenue                                                                          31,144             11,940
                                                                                         ----------         ----------
   Total liabilities                                                                        946,642          1,211,311
                                                                                         ----------         ----------

MEMBERS' EQUITY
 Capital contributions                                                                      521,696            142,096
   Other equity                                                                              17,331             39,917
   Accumulated comprehensive loss                                                           (17,508)               261
   Accumulated deficit                                                                     (199,242)          (127,659)
                                                                                         ----------         ----------
   Total members' equity                                                                    322,277             54,615
                                                                                         ----------         ----------
   Total liabilities and members' equity                                                 $1,268,919         $1,265,926
                                                                                         ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                        ---------------------------               -------------------------
                                                           2000              1999                    2000              1999
                                                        --------          --------                --------          --------
Revenues                                                $ 82,595          $ 38,178                $160,035          $ 74,178
Costs and expenses:
 Service costs                                            28,232            12,350                  54,867            24,175
 Selling, general and administrative expenses             13,893             7,301                  27,282            14,502
 Management fee expense                                    1,511             1,923                   2,931             3,588
 Depreciation and amortization                            43,407            21,029                  84,088            41,431
 Non-cash stock charges                                      914                 -                  26,986                 -
                                                        --------          --------                --------          --------
Operating loss                                            (5,362)           (4,425)                (36,119)           (9,518)
                                                        --------          --------                --------          --------
Interest expense, net                                     16,170             7,012                  34,593            13,392
Other expenses                                               414              (259)                    871               734
                                                        --------          --------                --------          --------
Net loss                                                 (21,946)          (11,178)                (71,583)         $(23,644)
Unrealized loss on investments                           (19,287)                -                 (17,769)                -
                                                        --------          --------                --------          --------
Comprehensive loss                                      $(41,233)         $(11,178)               $(89,352)         $(23,644)
                                                        ========          ========                ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                                             Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                               2000              1999
                                                                                            ---------         ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net loss                                                                                   $ (71,583)        $ (23,644)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Accretion of interest on seller note                                                         -               149
       Depreciation and amortization                                                           84,088            41,431
       Other non-cash charges                                                                  26,986                 -
   Other                                                                                         (946)                -
   Changes in assets and liabilities, net of effects from acquisitions:
     Subscriber accounts receivable                                                             1,989               170
     Prepaid expenses and other assets                                                         (1,299)               22
     Accounts payable and accrued expenses                                                      2,741              (989)
     Subscriber advances                                                                       (1,043)              378
     Management fees payable                                                                     (144)             (211)
     Deferred revenue                                                                             429                 -
                                                                                            ---------         ---------
   Net cash flows provided by operating activities                                             41,218            17,306
                                                                                            ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                                         (81,613)          (35,891)
   Acquisitions of cable television systems                                                   (31,646)                -
 Other, net                                                                                      (788)             (314)
                                                                                            ---------         ---------
   Net cash flows used in investing activities                                               (114,047)          (36,205)
                                                                                            ---------         ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 New borrowings                                                                               139,000           152,800
 Repayment of debt                                                                           (422,000)         (131,225)
 Capital contributions                                                                        354,500                 -
 Financing costs                                                                                 (194)           (3,333)
                                                                                            ---------         ---------
   Net cash flows provided by financing activities                                             71,306            18,242
                                                                                            ---------         ---------
   Net decrease in cash and cash equivalents                                                   (1,523)             (657)
CASH AND CASH EQUIVALENTS, beginning of period                                                  4,473             2,212
                                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                    $   2,950         $   1,555
                                                                                            =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                                   $  42,079         $  10,999
                                                                                            =========         =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

  Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2000, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

  Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of 8 1/2% senior notes due 2008 (the "8 1/2% Senior Notes") and of $125.0 million aggregate principal amount of 77/8% senior notes due 2011 (the "77/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes"). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

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


(2)  Statement of Accounting Presentation and Other Information

  The consolidated financial statements as of June 30, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

 Recent Accounting Pronouncements

  In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued.
SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133. In March 2000, SFAS 133 was also amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133 and SFAS 138 establish accounting and reporting standards that require derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The Company will adopt SFAS 133 and SFAS 138 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

  On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial statements.


(3)  Acquisitions

  The Company completed the undernoted acquisitions (the "Acquired Systems") in 2000 and 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

 2000

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

  On May 25, 2000 the Company acquired the assets of a cable television system owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable system serves approximately 1,000 basic subscribers in Minnesota.

  On June 28, 2000 the Company acquired the assets of a cable television system owned by Spirit Lake Cable TV, Inc. and E.M. Parsen ("Spirit Lake") for a purchase price of approximately $10.8 million. The Spirit Lake system serves approximately 5,000 basic subscribers primarily in Iowa.

  The aggregate amount of the purchase prices stated above for the acquisitions completed in 2000 have been preliminarily allocated as follows: $11.4 million to property, plant and equipment and $17.2 million to intangible assets. Such allocations are subject to adjustments based upon final appraisal information received by the Company. The final allocations of the purchase prices are not expected to differ materially from the preliminary allocations.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1999

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

                                                                                         Pro Forma Results for the
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                         2000                 1999
                                                                                       --------             --------
                                                                                           (dollars in thousands)
Revenues...................................................................            $162,464             $148,626

Operating expenses and costs:
  Service costs............................................................              55,999               49,685
  SG&A expenses............................................................              27,705               26,593
  Management fee expense...................................................               2,931                6,059
  Depreciation and amortization............................................              85,115               79,508
  Non-cash stock charges...................................................              26,986                    -
                                                                                       --------             --------
Operating loss.............................................................             (36,272)             (13,219)
                                                                                       --------             --------
Net loss...................................................................            $(89,909)            $(75,060)
                                                                                       ========             ========

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)   Debt

  As of June 30, 2000 and December 31, 1999, debt consisted of:

                                                                                        June 30,          December 31,
                                                                                         2000                 1999
                                                                                       --------           ----------
Mediacom:                                                                                  (dollars in thousands)
 8 1/2% Senior Notes.......................................................            $200,000           $  200,000
 77/8% Senior Notes........................................................             125,000              125,000
Subsidiaries:
                                                                                       --------           ----------
 Bank Credit Facilities....................................................             531,000              814,000
                                                                                       $856,000           $1,139,000
                                                                                       ========           ==========

  The average interest rate on outstanding debt under the bank credit agreements was 8.3% and 8.0% for the three months ended June 30, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

  The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  The stated maturities of all debt outstanding as of June 30, 2000 are as follows (dollars in thousands):

2001...............................................
2002...............................................          $    750
2003...............................................             2,000
2004...............................................             2,000
2005...............................................             2,000
Thereafter.........................................           849,250
                                                             --------
                                                             $856,000
                                                             ========

(5)  SoftNet

  As of June 30, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $27.2 million and $8.4 million, respectively, net of amortization taken. For the three and six months ended June 30, 2000, the Company recognized revenue of approximately $674,000 and $947,000, respectively. The Company did not recognize any deferred revenue for the three or six month period ended June 30, 1999.


(6)  MCC Initial Public Offering

  On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.9 million, were $354.3 million. Immediately prior to

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom.

  Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of Mediacom established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom members (the "Primary Members") based upon a valuation of Mediacom. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom immediately prior to the IPO representing 16.5% of the equity in Mediacom in accordance with a formula based upon the IPO Valuation. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, the Primary Members received options to purchase 7,200,000 shares of MCC Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom.

  The management agreements between Mediacom Management and each of the operating subsidiaries were terminated upon completion of the IPO and replaced with new management agreements between MCC and the Company's operating subsidiaries. Under such agreements, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of the Company's gross operating revenues.

  As a result of the completion of the IPO and the termination of the management agreements with Mediacom Management, the deferred non-cash stock expense of $24.5 million, net of amortization taken, relating to the future benefits associated with the continuation of such management agreements, was recognized in the first quarter of 2000 as a non-cash stock charge in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(7)  Subsequent Events

   On July 12, 2000, the Company acquired the assets of a cable television system owned by South Kentucky Services Corporation ("South Kentucky") for a purchase price of approximately $2.1 million. The South Kentucky system serves approximately 1,000 basic subscribers primarily in Kentucky.

   As of August 2, 2000, the Company has entered into three separate asset purchase agreements to acquire cable television systems serving approximately 21,000 basic subscribers for an aggregate purchase price of approximately $44.7 million. The Company expects to complete the acquisition of these systems by year end 2000.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                         ----              ----
                                   ASSETS                                            (Unaudited)
Note receivable - from affiliate for issuance of common stock.....................      $ 100              $ 100
   Total assets...................................................................      $ 100              $ 100

                         STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
   100 shares issued and outstanding..............................................      $  10              $  10
Additional paid-in capital........................................................      $  90              $  90
                                                                                        -----              -----

   Total stockholder's equity.....................................................      $ 100              $ 100
                                                                                        =====              =====


          The accompanying notes to balance sheets is an integral part of these financial statements.

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

  The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of June 30, 2000, the Company had completed 15 acquisitions of cable television systems that on such date passed approximately 1,113,400 homes and served approximately 735,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax"), serving 344,000 basic subscribers. During the second quarter of 2000, the Company completed four acquisitions serving a total of 17,000 basic subscribers in locations within the Company's regional operating clusters (the "2000 Acquisitions," and together with Triax and Zylstra systems the "Acquired Systems"). All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Actual Results of Operations

  The following historical information includes the results of operations of the Zylstra systems, which were acquired in October 1999, the Triax systems, which were acquired in November 1999, and the 2000 Acquisitions, which were acquired in the second quarter of 2000, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.

 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues. Revenues increased 116.3% to approximately $82.6 million for the three months ended June 30, 2000 as compared to $38.2 million for the three months ended June 30, 1999. Of the revenue increase of $44.4 million, $40.0 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.6% primarily due to basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs. Service costs increased 128.6% to approximately $28.2 million for the three months ended June 30, 2000 as compared to approximately $12.4 million for the three months ended June 30, 1999. The Acquired Systems accounted for approximately $14.2 million of the total increase. Excluding the Acquired Systems, these costs increased 13.6% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.2% for the three months ended June 30, 2000, as compared with 32.3% for the three months ended June 30, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 90.3% to approximately $13.9 million for the three months ended June 30, 2000 as compared to approximately $7.3 million for the three months ended June 30, 1999. The Acquired Systems accounted for approximately $6.2 million of the total increase. Excluding the Acquired Systems, these costs increased 4.5%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the three months ended June 30, 2000, as compared with 19.1% for the three months ended June 30, 1999.

  Management fee expense. Management fee expense decreased 21.4% to approximately $1.5 million for the three months ended June 30, 2000 as compared to approximately $1.9 million for the three months ended June 30, 1999. The decrease in management fee expense was primarily due to higher amounts charged by Mediacom Management Corporation ("Mediacom Management") during the three months ended June 30, 1999 under management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Mediacom Communications Corporation's ("MCC") initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries. As a percentage of revenues, management fee expense was 1.8% for the three months ended June 30, 2000 as compared with 5.0% for the three months ended June 30, 1999. See Note 6 of the Company's consolidated financial statements.

  Depreciation and amortization. Depreciation and amortization increased 106.4% to approximately $43.4 million for the three months ended June 30, 2000 as compared to approximately $21.0 million in the three months ended June 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

  Non-cash stock charges. Non-cash stock charges were approximately $914,000 for the three months ended June 30, 2000, resulting from the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 6 of the Company's consolidated financial statements.

  Interest expense, net. Interest expense, net, increased 130.6% to approximately $16.2 million for the three months ended June 30, 2000 as compared to approximately $7.0 million for the three months ended June 30, 1999. This increase was substantially due to higher average debt outstanding during the three months ended June 30, 2000, principally as a result of debt incurred in connection with the Company's acquisition of the Triax and Zylstra systems.

  Other expenses. Other expenses increased to approximately $414,000 for the three months ended June 30, 2000 as compared to approximately $259,000 of other income for the three months ended June 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

  Net loss. Due to the factors described above, the Company generated a net loss of approximately $21.9 million for the three months ended June 30, 2000 as compared to a net loss of approximately $11.2 million for the three months ended June 30, 1999.

  EBITDA. EBITDA increased 134.6% to approximately $39.0 million for the three months ended June 30, 2000 as compared to approximately $16.6 million for the three months ended June 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.2% for the three months ended June 30, 2000, compared to 43.5% for the three months ended June 30, 1999.

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues. Revenues increased 115.7% to approximately $160.0 million for the six months ended June 30, 2000 as compared to $74.2 million for the six months ended June 30, 1999. Of the revenue increase of $85.8 million, $77.2 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.6% primarily due to basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs. Service costs increased 127.0% to approximately $54.9 million for the six months ended June 30, 2000 as compared to approximately $24.2 million for the six months ended June 30, 1999. The Acquired Systems accounted for approximately $27.6 million of the total increase. Excluding the Acquired Systems, these costs increased 12.9% primarily as a result of higher programming expenses, incluing cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the six months ended June 30, 2000, as compared with 32.6% for the six months ended June 30, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 88.1% to approximately $27.3 million for the six months ended June 30, 2000 as compared to approximately $14.5 million for the six months ended June 30, 1999. The Acquired Systems accounted for approximately $12.2 million of the total increase. Excluding the Acquired Systems, these costs increased 3.6%. As a percentage of revenues, selling, general and administrative expenses were 17.0% for the six months ended June 30, 2000, as compared with 19.5% for the six months ended June 30, 1999.

  Management fee expense. Management fee expense decreased 18.3% to approximately $2.9 million for the six months ended June 30, 2000 as compared to approximately $3.6 million for the six months ended June 30, 1999. The decrease in management fee expense was primarily due to higher amounts charged by Mediacom Management during the six months ended June 30, 1999 under management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries. As a percentage of revenues, management fee expense was 1.8% for the six months ended June 30, 2000 as compared with 4.8% for the six months ended June 30, 1999.

  Depreciation and amortization. Depreciation and amortization increased 103.0% to approximately $84.1 million for the six months ended June 30, 2000 as compared to approximately $41.4 million in the six months ended June 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

  Non-cash stock charges. Non-cash stock charges were approximately $27.0 million for the six months ended June 30, 2000. These non-cash charges comprise a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of the MCC's initial public offering and a $2.5 million charge related to the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 6 of the Company's consolidated financial statements.

  Interest expense, net. Interest expense, net, increased 158.3% to approximately $34.6 million for the six months ended June 30, 2000 as compared to approximately $13.4 million for the six months ended June 30, 1999. This increase was substantially due to higher average debt outstanding during the six months ended June 30, 2000 as a result of debt incurred in connection with the Company's acquisition of the Triax and Zylstra systems.

  Other expenses. Other expenses increased 18.7% to approximately $871,000 for the six months ended June 30, 2000 as compared to approximately $734,000 for the six months ended June 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

  Net loss. Due to the factors described above, the Company generated a net loss of approximately $71.6 million for the six months ended June 30, 2000 as compared to a net loss of approximately $23.6 million for the six months ended June 30, 1999.

  EBITDA. EBITDA increased 134.9% to approximately $75.0 million for the six months ended June 30, 2000 as compared to approximately $31.9 million for the six months ended June 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.8% for the six months ended June 30, 2000, compared to 43.0% for the six months ended June 30, 1999


Selected Pro Forma Results

  The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The financial information below for the six months ended June 30, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.


                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                         2000                 1999
                                                                                         ----                 ----
                                                                                    (dollars in thousands, except per
                                                                                              subscriber data)
Revenues...................................................................            $162,464             $148,626
Costs and expenses:
   Service costs...........................................................              55,999               49,685
   SG&A expenses...........................................................              27,705               26,593
   Management fee expense..................................................               2,931                6,059
   Depreciation and amortization...........................................              85,115               79,508
   Non-cash stock charges..................................................              26,986                    -
                                                                                       --------             --------
Operating loss.............................................................            $(36,272)            $(13,219)
                                                                                       ========             ========
Other Data:
EBITDA.....................................................................              75,829               66,289
EBITDA margin (1)..........................................................                46.7%                44.6%
Basic subscribers (2)......................................................             735,000              728,000
Average monthly revenue per basic subscriber (3)...........................            $  37.77             $  34.82

--------------------
(1) Represents EBITDA as a percentage of revenues.
(2) At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

  Selected Pro Forma Results for Six Months Ended June 30, 2000 Compared to Selected Pro Forma Results for Six Months Ended June 30, 1999

  Revenues increased 9.3% to approximately $162.5 million for the six months ended June 30, 2000, as compared to approximately $148.6 million for the six months ended June 30, 1999. This increase was attributable principally to internal subscriber growth of 1.0%, basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs and selling, general and administrative expenses in the aggregate increased 9.7% to approximately $83.7 million for the six months ended June 30, 2000 from approximately $76.3 million for the six months ended June 30, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999.

  Management fee expense decreased 51.6% to approximately $2.9 million for the six months ended June 30, 2000 from approximately $6.1 million for the six months ended June 30, 1999. The decrease in management fee expense was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries.

  Depreciation and amortization increased 7.1% to approximately $85.1 million for the six months ended June 30, 2000 from approximately $79.5 million for the six months ended June 30, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above.

  As a result of the above factors, the Company generated an operating loss of approximately $36.3 million for the six months ended June 30, 2000, compared to approximately $13.2 million for the six months ended June 30, 1999.

  EBITDA increased by 14.4% to approximately $75.8 million for the six months ended June 30, 2000 from approximately $66.3 million for the six months ended June 30, 1999. The EBITDA margin improved to 46.7% for the six months ended June 30, 2000 from 44.6% for the six months ended June 30, 1999.


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

  From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 718,000 basic subscribers as of June 30, 2000.

  In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 39,000 basic subscribers for an aggregate purchase price of $75.4 million.

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

  o On May 25, 2000. the Company acquired the assets of cable television systems owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable systems serve approximately 1,000 basic subscribers in Minnesota.

  o On June 28, 2000, the Company acquired the assets of a cable television system owned by Spirit Lake Cable TV, Inc. and E.M. Parsen ("Spirit Lake") for a purchase price of approximately $10.8 million. The Spirit Lake system serves approximately 5,000 basic subscribers primarily in Iowa.

  o On July 12, 2000, the Company acquired the assets of a cable television system owned by South Kentucky Services Corporation ("South Kentucky") for a purchase price of approximately $2.1 million. The South Kentucky system serves approximately 1,000 basic subscribers primarily in Kentucky.

  o In addition, the Company signed three definitive asset purchase agreements to acquire cable systems serving, in total, approximately 21,000 basic subscribers for an aggregate purchase price of approximately $44.7 million.

  Substantially all of the basic subscribers served by the completed and pending acquisitions are within the Company's regional operating clusters. The pending acquisitions are subject to a number of closing conditions, including regulatory approvals and other third party consents. No assurance can be given that these acquisitions will be consummated. The Company expects to complete its pending acquisitions by year end 2000.

  The Company announced plans earlier this year to increase its capital spending to approximately $175.0 million in 2000, compared to the $140.0 million, as previously disclosed. However, the Company's projected capital expenditures will remain at the original amount of $400.0 million for the three-year period ending 2002. These amounts exclude any capital expenditures related to any acquisitions completed in 2000 or beyond. For the six months ended June 30, 2000, the Company's capital expenditures were $82.1 million. As a result of its accelerated capital investment plans, excluding the 2000 Acquisitions, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity as compared to 57% as of December 1999 and that 50% of its existing homes passed will be activated with two-way communications capability as compared to 11% as of December 1999.

  To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company had completed the following financing arrangements in place as of June 30, 2000:

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

  The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of June 30, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

  As of June 30, 2000, the Company entered into interest rate swap agreements, which expire from 2002 through 2003, to hedge $140.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 54% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of June 30, 2000, the Company's weighted average cost of indebtedness was approximately 8.4%.

  Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended June 30, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.4x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.4x. As of June 30, 2000, the Company had approximately $567.0 million of unused credit commitments under its subsidiary credit facilities.

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


Recent Accounting Pronouncements

  In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued.
SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133. In March 2000, SFAS 133 was also amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133 and SFAS 138 establish accounting and reporting standards that require derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. The Company will adopt SFAS 133 and SFAS 138 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

  On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial statements.


Inflation and Changing Prices

  The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $666,000 at June 30, 2000 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                                           Expected Maturity
                                                           -----------------
                                                   (All dollar amounts in thousands)
                                                   ---------------------------------
                                    2001      2002         2003         2004        2005     Thereafter     Total        Fair Value
                                    ----      ----         ----         ----        ----     ----------     -----        ----------
Fixed rate                         $  -     $  -         $  -         $  -         $  -       $200,000     $  200,000     $189,000
Weighted average
 interest rate                      8.5%     8.5%         8.5%         8.5%         8.5%           8.5%           8.5%

Fixed rate                         $  -     $  -         $  -         $  -         $  -       $125,000     $  125,000     $110,000
Weighted average
 interest rate                      7.9%     7.9%         7.9%         7.9%         7.9%           7.9%           7.9%

Variable rate                      $  -     $500     $  1,000      $ 2,000     $  2,000       $524,250     $  531,000     $531,000
Weighted average
 interest rate                      8.3%     8.3%         8.3%         8.3%         8.3%           8.3%           8.3%


                                    PART II
                                    -------


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


                                MEDIACOM LLC


August 14, 2000                 By:  /s/ Mark E. Stephan
                                     --------------------------------------
                                     Mark E. Stephan
                                     Senior Vice President,
                                     Chief Financial Officer, Treasurer
                                     and Principal Financial Officer

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDIACOM CAPITAL CORPORATION


August 14, 2000                 By:  /s/ Mark E. Stephan
                                     ---------------------------------------
                                     Mark E. Stephan
                                     Treasurer, Secretary and
                                     Principal Financial Officer