Form 10-Q
period 2000-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2000-11-14
CIK 1064116, 1064117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q

                              __________________

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

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

                       Yes  X       No ____
                           ---

     Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                               PART I
                                               ------

                                                                                                         Page
                                                                                                         ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999...........    1

          Consolidated Statements of Operations and Comprehensive Loss - Three and Nine Months Ended
             September 30, 2000 and 1999 (unaudited)...................................................    2

          Consolidated Statements of Cash Flows - Nine Months Ended
             September 30, 2000 and 1999 (unaudited)...................................................    3

          Notes to Consolidated Financial Statements (unaudited).......................................    4

          Balance Sheets of Mediacom Capital Corporation - September 30, 2000 (unaudited)
             and December 31, 1999.....................................................................   10

          Note to Balance Sheets (unaudited)...........................................................   11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........   12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................................   19


                                               PART II
                                               -------

Item 1.      Legal Proceedings.........................................................................   20

Item 6.      Exhibits and Reports on Form 8-K..........................................................   20

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2000. In this Quarterly Report, "we," "us," "our" and the "Company" refer to Mediacom LLC and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year-ended December 31, 1999. Those factors may cause our actual results to differ materially from any of our forward-looking statements.


Factors Affecting Future Operations

     We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our cable systems in 1998 and 1999. As a result, you have limited information upon which to evaluate our performance in managing our current systems, and our historical financial information may not be indicative of the future results we can achieve with our systems. If we are unable to successfully integrate our newly acquired cable systems or implement the technological upgrade of our systems, our growth and profitability could be adversely affected.

     In addition, the cable television industry may be affected by, among other things:

     .  changes in laws and regulations;

     .  changes in the competitive environment;

     .  changes in the costs of programming we distribute;

     .  changes in the costs of upgrading our systems;

     .  changes in technology;

     .  franchise related matters;

     . market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and

     .  general economic conditions.

                                    PART I
                                    ------


ITEM 1.   FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                     September 30,         December 31,
                                                                                         2000                 1999
                                                                                     -------------        -------------
                                           ASSETS                                     (Unaudited)

Cash and cash equivalents                                                             $     2,923          $     4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $774 and $772, respectively                                                           4,270                5,194
Prepaid expenses and other assets                                                           6,072                4,376
Investments                                                                                 9,797                8,794
Investment in cable television systems:
   Inventory                                                                               13,759               12,384
   Property, plant and equipment, at cost                                                 846,173              700,696
   Less - accumulated depreciation                                                       (184,940)            (101,693)
                                                                                      -----------          -----------
      Property, plant and equipment, net                                                  661,233              599,003
   Intangible assets, net of accumulated amortization of $98,574 and
      $56,171, respectively                                                               564,222              588,103
                                                                                      -----------          -----------
   Total investment in cable television systems                                         1,239,214            1,199,490
Other assets, net of accumulated amortization of $8,433 and $6,343,
   respectively                                                                            16,811               43,599
                                                                                      -----------          -----------
      Total assets                                                                    $ 1,279,087          $ 1,265,926
                                                                                      ===========          ===========

                                   LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
   Debt                                                                               $   886,000          $ 1,139,000
   Accounts payable and accrued expenses                                                   59,917               56,310
   Subscriber advances                                                                      1,852                3,188
   Management fees payable                                                                  1,062                  873
   Deferred revenue                                                                        34,217               11,940
                                                                                      -----------          -----------
      Total liabilities                                                               $   983,048          $ 1,211,311
                                                                                      -----------          -----------
MEMBERS' EQUITY
   Capital contributions                                                                  521,696              142,096
   Other equity                                                                            17,940               39,917
   Accumulated comprehensive loss                                                         (21,520)                 261
   Accumulated deficit                                                                   (222,077)            (127,659)
                                                                                      -----------          -----------
      Total members' equity                                                               296,039               54,615
                                                                                      -----------          -----------
      Total liabilities and members' equity                                           $ 1,279,087          $ 1,265,926
                                                                                      ===========          ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                              --------------------------------    -------------------------------
                                                  2000                1999            2000               1999
                                              ------------        ------------    ------------       -----------
Revenues                                        $ 84,478            $ 39,052        $ 244,513          $113,230

Costs and expenses:
  Service costs                                   28,947              12,396           83,813            36,571
  Selling, general and                            13,889               7,314           41,171            21,816
   administrative expenses
  Management fee expense                           1,598               1,562            4,529             5,150
  Depreciation and amortization                   45,050              24,723          129,137            66,154
  Non-cash stock charges                             609                               27,596
                                                --------            --------        ---------          --------
Operating loss                                    (5,615)             (6,943)         (41,733)          (16,461)
                                                --------            --------        ---------          --------
Interest expense, net                             16,868               7,185           51,461            20,577
Other expenses                                       353                 245            1,224               979
                                                --------            --------        ---------          --------
Net loss                                        $(22,836)           $(14,373)       $ (94,418)         $(38,017)
Unrealized loss on investments                    (4,012)                  -          (21,781)                -
                                                --------            --------        ---------          --------
Comprehensive loss                              $(26,848)           $(14,373)       $(116,199)         $(38,017)
                                                ========            ========        =========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         2000              1999
                                                                                    -------------      ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                           $ (94,418)         $ (38,017)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Accretion of interest on seller note                                                   -                225
       Depreciation and amortization                                                    129,137             66,154
       Other non-cash charges                                                            27,596
       Other                                                                               (947)
      Changes in assets and liabilities, net of effects from acquisitions:
        Subscriber accounts receivable                                                    1,055                243
        Prepaid expenses and other assets                                                (1,344)            (1,235)
        Accounts payable and accrued expenses                                             6,251              1,159
        Subscriber advances                                                              (1,466)               347
        Management fees payable                                                             189                919
        Deferred revenue                                                                    353                  -
                                                                                      ---------          ---------
           Net cash flows provided by operating activities                               66,406             29,795
                                                                                      ---------          ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                (133,376)           (60,245)
   Acquisitions of cable television systems                                             (34,968)                 -
   Other, net                                                                              (905)              (387)
                                                                                      ---------          ---------
           Net cash flows used in investing activities                                 (169,249)           (60,632)
                                                                                      ---------          ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                       211,000            224,700
   Repayment of debt                                                                   (464,000)          (185,330)
   Capital contributions                                                                354,500                  -
   Financing costs                                                                         (207)            (7,045)
                                                                                      ---------          ---------
           Net cash flows provided by financing activities                              101,293             32,325
                                                                                      ---------          ---------
           Net decrease in cash and cash equivalents                                     (1,550)             1,488

CASH AND CASH EQUIVALENTS, beginning of period                                            4,473              2,212
                                                                                      ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                              $   2,923          $   3,700
                                                                                      =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                           $  58,659          $  16,438
                                                                                      =========          =========

         The accompanying notes to consolidated financial statements are an integral part of these statements

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

     Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of September 30, 2000, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of 8 1/2% senior notes due 2008 (the "8 1/2% Senior Notes") and of $125.0 million aggregate principal amount of 7 7/8% senior notes due 2011 (the "7 7/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes"). Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

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


(2)  Statement of Accounting Presentation and Other Information

     The consolidated financial statements as of September 30, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year-ending December 31, 2000.

  Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its results of operations and consolidated financial statements.

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

     On May 25, 2000, the Company acquired the assets of a cable television system owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable system serves approximately 1,000 basic subscribers in Minnesota.

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

     On August 31, 2000, the Company acquired the assets of cable television systems owned by Dowden Midwest Cable Partners, L.P. ("Dowden") for a purchase price of approximately $1.2 million. The Dowden systems serve approximately 1,000 basic subscribers primarily in Illinois.

     The aggregate amount of the purchase prices stated above for the acquisitions completed in 2000 have been allocated as follows: $15.5 million to property, plant and equipment and $16.4 million to intangible assets.

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

                                                                     Pro Forma Results for the
                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  --------------   --------------
                                                                       (dollars in thousands)
Revenues........................................................     $247,423         $226,423

Operating expenses and costs:
 Service costs..................................................       85,040           75,770
 SG&A expenses..................................................       41,754           40,720
 Management fee expense.........................................        4,529            8,933
 Depreciation and amortization..................................      130,718          124,017
 Non-cash stock charges.........................................       27,596                -
                                                                     --------         --------
Operating loss..................................................      (42,214)         (23,017)
                                                                     --------         --------
Net loss........................................................     $(95,954)        $(87,811)
                                                                     ========         ========

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(4)  Debt

     As of September 30, 2000 and December 31, 1999, debt consisted of:


                                                 September 30,    December 31,
                                                      2000            1999
                                                 -------------    ------------
Mediacom:                                           (dollars in thousands)
  8 1/2% Senior Notes..........................    $ 200,000       $  200,000
  7 7/8% Senior Notes..........................      125,000          125,000
Subsidiaries:
  Bank Credit Facilities.......................      561,000          814,000
                                                   ---------       ----------
                                                   $ 886,000       $1,139,000
                                                   =========       ==========


     The average interest rate on outstanding debt under the bank credit agreements was 8.1% and 8.2% as of September 30, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

     The stated maturities of all debt outstanding as of September 30, 2000 are as follows (dollars in thousands):


     2001.......................................................  $      -
     2002.......................................................       750
     2003.......................................................     2,000
     2004.......................................................     2,000
     2005.......................................................     2,000
     Thereafter.................................................   879,250
                                                                  --------
                                                                  $886,000
                                                                  ========

(5)  SoftNet

     As of September 30, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $29.5 million and $8.4 million, respectively, net of amortization taken. For the three and nine months ended September 30, 2000, the Company recognized revenue of approximately $737,000 and $1.7 million, respectively. The Company did not recognize any deferred revenue for the three or nine month period ended September 30, 1999. The Company carries this available-for-sale security at a market value of $9.8 million with a share price of $5.97, as of September 30, 2000. The difference between this fair value and the Company's original basis of $31.3 million for SoftNet's common stock is recorded as unrealized loss in accumulated comprehensive loss. If the Company determines that this decline in fair value is other than temporary, the decrease in the original basis of the Company's SoftNet shares will be recorded as a realized loss in other expenses in the consolidated statements of operations.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(6)  MCC Initial Public Offering

     On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $3.0 million, were $354.2 million. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom.

     Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of Mediacom established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom members (the "Primary Members") based upon a valuation of Mediacom. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom immediately prior to the IPO representing 16.5% of the equity in Mediacom. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the IPO. In addition, immediately prior to the completion of the IPO, the Primary Members received options to purchase 7,200,000 shares of MCC Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom.

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


(7)  Subsequent Events

     On October 12, 2000, the Company acquired the stock and assets of cable television systems owned by Illinet Communications of Central Illinois, LLC ("Illinet") for a purchase price of approximately $15.6 million. The Illinet systems serve approximately 8,000 basic subscribers primarily in Illinois.

     On October 19, 2000, SoftNet Systems, Inc. announced that it is restructuring its wholly-owned ISP Channel subsidiary. ISP Channel is Mediacom's turnkey provider of high-speed Internet access. In connection with these developments, the Chairman and Chief Executive Officer of MCC resigned from the SoftNet board of directors effective October 27, 2000.

     On October 31, 2000, the Company acquired the assets of cable television systems owned by Satellite Cable Services, Inc. ("Satellite") for a purchase price of approximately $25.0 million. The Satellite systems serve approximately 12,000 basic subscribers primarily in South Dakota.

                         MEDIACOM LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     On November 3, 2000, the Company signed a definitive agreement to acquire cable television systems serving approximately 14,000 basic subscribers for a purchase price of approximately $34.0 million. The completion of this acquisition is subject to a number of closing conditions, including regulatory approvals and other third party consents and no assurance can be given that such acquisition will be completed. The Company expects to complete its pending acquisition by year-end 2000.

     On November 3, 2000, the Company resolved litigation brought against it by Grey Advertising, Inc. ("Grey") in January 2000. MCC and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits MCC and its subsidiaries to continue to use the name "Mediacom" in accordance with the terms of their confidential agreement.

                         MEDIACOM CAPITAL CORPORATION

                                BALANCE SHEETS


                                                                          September 30,    December 31,
                                                                              2000             1999
                                                                          -------------    ------------
                             ASSETS                                         (Unaudited)

Note receivable - from affiliate for issuance of common stock...........      $  100           $  100
                                                                              ------           ------
   Total assets.........................................................      $  100           $  100
                                                                              ======           ======

                     STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
   100 shares issued and outstanding....................................      $   10           $   10
Additional paid-in capital..............................................      $   90           $   90
                                                                              ------           ------
   Total stockholder's equity...........................................      $  100           $  100
                                                                              ======           ======

                 The accompanying note to the balance sheets
               is an integral part of these financial statements

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

     EBITDA represents operating loss before depreciation and amortization and non-cash stock charges. EBITDA:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

     The Company was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to:

     . improve the operating and financial performance of its acquired cable systems;

     .  develop efficient operating clusters;

     .  rapidly upgrade its cable network;

     .  introduce new and enhanced products and services;

     .  maximize customer satisfaction to build customer loyalty;

     . acquire underperforming cable television systems principally in non-metropolitan markets; and

     .  implement a flexible financing structure.

     The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of September 30, 2000, the Company had completed 17 acquisitions of cable television systems that on such date passed approximately 1,120,000 homes and served approximately 743,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax"), serving 344,000 basic subscribers. During the second and third quarters of 2000, the Company completed six acquisitions serving a total of 19,000 basic subscribers in locations within the Company's regional operating clusters (the "2000 Acquisitions," and together with Triax and Zylstra systems the "Acquired Systems"). All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

     On October 19, 2000, SoftNet Systems, Inc. announced that it is restructuring its wholly-owned ISP Channel subsidiary. ISP Channel is Mediacom's turnkey provider of high-speed Internet access. The Company has not yet determined the full effects of SoftNet's announcement and is having continuing discussions with SoftNet regarding its plans for the ISP Channel. Mediacom is also taking the necessary steps to ensure that the impact of this restructuring on its high-speed Internet business will be minimal. These steps include ongoing discussions with other providers of high-speed Internet services as well as plans to bring these activities currently performed by ISP Channel under Mediacom's control. In connection with these developments, the Chairman and Chief Executive Officer of Mediacom Communications Corporation ("MCC") resigned from the SoftNet board of directors effective October 27, 2000.


Actual Results of Operations

     The following historical information includes the results of operations of Acquired Systems, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 to the Company's consolidated financial statements for a detailed description of Acquired Systems.

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Revenues increased 116.3% to approximately $84.5 million for the three months ended September 30, 2000 as compared to $39.1 million for the three months ended September 30, 1999. Of the revenue increase of $45.4 million, $41.0 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.3% primarily due to basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs. Service costs increased 133.5% to approximately $28.9 million for the three months ended September 30, 2000 as compared to approximately $12.4 million for the three months ended September 30, 1999. The Acquired Systems accounted for approximately $14.3 million of the total increase. Excluding the Acquired Systems, these costs increased 17.8% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the three months ended September 30, 2000, as compared with 31.7% for the three months ended September 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 89.9% to approximately $13.9 million for the three months ended September 30, 2000 as compared to approximately $7.3 million for the three months ended September 30, 1999. The Acquired Systems accounted for approximately $6.4 million of the total increase. Excluding the Acquired Systems, these costs increased 2.9%. As a percentage of revenues, selling, general and administrative expenses were 16.4% for the three months ended September 30, 2000, as compared with 18.7% for the three months ended September 30, 1999.

     Management fee expense. Management fee expense was unchanged at approximately $1.6 million as compared to the three months ended September 30, 1999. As a percentage of revenues, management fee expense was 1.9% for the three months ended September 30, 2000 as compared with 4.0% for the three months ended September 30, 1999. During the three months ended September 30, 1999, Mediacom Management Corporation ("Mediacom Management") was paid certain amounts by the Company pursuant to management agreements between Mediacom Management and the Company's operating agreements. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries. See Note 6 of the Company's consolidated financial statements.

     Depreciation and amortization. Depreciation and amortization increased 82.2% to approximately $45.1 million for the three months ended September 30, 2000 as compared to approximately $24.7 million in the three months ended September 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

     Non-cash stock charges. Non-cash stock charges were approximately $609,000 for the three months ended September 30, 2000, resulting from the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 6 of the Company's consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 134.8% to approximately $16.9 million for the three months ended September 30, 2000 as compared to approximately $7.2 million for the three months ended September 30, 1999. This increase was substantially due to higher average debt outstanding during the three months ended September 30, 2000, principally as a result of debt incurred in connection with the Company's acquisition of the Acquired Systems.

     Other expenses. Other expenses were approximately $353,000 for the three months ended September 30, 2000 as compared to approximately $245,000 of other income for the three months ended September 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $22.8 million for the three months ended September 30, 2000 as compared to a net loss of approximately $14.4 million for the three months ended September 30, 1999.

     EBITDA. EBITDA increased 125.2% to approximately $40.0 million for the three months ended September 30, 2000 as compared to approximately $17.8 million for the three months ended September 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.4% for the three months ended September 30, 2000, compared to 45.5% for the three months ended September 30, 1999.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Revenues increased 115.9% to approximately $244.5 million for the nine months ended September 30, 2000 as compared to $113.2 million for the nine months ended September 30, 1999. Of the revenue increase of $131.3 million, $118.2 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.5% primarily due to basic rate increases associated with new programming introductions and to revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs. Service costs increased 129.2% to approximately $83.8 million for the nine months ended September 30, 2000 as compared to approximately $36.6 million for the nine months ended September 30, 1999. The Acquired Systems accounted for approximately $41.9 million of the total increase. Excluding the Acquired Systems, these costs increased 14.5% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the nine months ended September 30, 2000, as compared with 32.3% for the nine months ended September 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 88.7% to approximately $41.2 million for the nine months ended September 30, 2000 as compared to approximately $21.8 million for the nine months ended September 30, 1999. The Acquired Systems accounted for approximately $18.6 million of the total increase. Excluding the Acquired Systems, these costs increased 3.4%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the nine months ended September 30, 2000, as compared with 19.3% for the nine months ended September 30, 1999.

     Management fee expense. Management fee expense decreased 12.1% to approximately $4.5 million for the nine months ended September 30, 2000 as compared to approximately $5.2 million for the nine months ended September 30, 1999. As a percentage of revenues, management fee expense was 1.9% for the nine months ended September 30, 2000 as compared with 4.5% for the nine months ended September 30, 1999. The decrease in management fee expense was primarily due to higher amounts charged by Mediacom Management during the nine months ended September 30, 1999 under management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries.

     Depreciation and amortization. Depreciation and amortization increased 95.2% to approximately $129.1 million for the nine months ended September 30, 2000 as compared to approximately $66.2 million in the nine months ended September 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

     Non-cash stock charges. Non-cash stock charges were approximately $27.6 million for the nine months ended September 30, 2000. These non-cash charges comprise a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of the MCC's initial public offering and a

$3.1 million charge related to the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 6 of the Company's consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 150.1% to approximately $51.5 million for the nine months ended September 30, 2000 as compared to approximately $20.6 million for the nine months ended September 30, 1999. This increase was substantially due to higher average debt outstanding during the nine months ended September 30, 2000 as a result of debt incurred in connection with the Acquired Systems.

     Other expenses. Other expenses increased 25.1% to approximately $1.2 million for the nine months ended September 30, 2000 as compared to approximately $979,000 for the nine months ended September 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $94.4 million for the nine months ended September 30, 2000 as compared to a net loss of approximately $38.0 million for the nine months ended September 30, 1999.

     EBITDA. EBITDA increased 131.4% to approximately $115.0 million for the nine months ended September 30, 2000 as compared to approximately $49.7 million for the nine months ended September 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.0% for the nine months ended September 30, 2000, compared to 43.9% for the nine months ended September 30, 1999


Selected Pro Forma Results

     The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The financial information below for the nine months ended September 30, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.


                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                 2000             1999
                                                            --------------   --------------
                                                           (dollars in thousands, except per
                                                                   subscriber data)
Revenues................................................       $247,423         $226,423
Costs and expenses:
 Service costs..........................................         85,040           75,770
 SG&A expenses..........................................         41,754           40,720
 Management fee expense.................................          4,529            8,933
 Depreciation and amortization..........................        130,718          124,017
 Non-cash stock charges.................................         27,596                -
                                                               --------         --------
Operating loss..........................................       $(42,214)        $(23,017)
                                                               ========         ========

Other Data:
EBITDA..................................................        116,100          101,000
EBITDA margin/(1)/......................................           46.9%            44.6%
Basic subscribers/(2)/..................................        743,000          734,000
Average monthly revenue per basic subscriber/(3)/.......       $  38.08         $  35.26

____________________
/(1)/  Represents EBITDA as a percentage of revenues.
/(2)/  At end of the period.
/(3)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

  Selected Pro Forma Results for Nine Months Ended September 30, 2000 Compared to Selected Pro Forma Results for Nine Months Ended September 30, 1999

     Revenues increased 9.3% to approximately 247.4 million for the nine months ended September 30, 2000, as compared to approximately $226.4 million for the nine months ended September 30, 1999. This increase was attributable principally to internal subscriber growth of 1.2%, basic rate increases associated with new programming introductions and to revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs and selling, general and administrative expenses in the aggregate increased 8.8% to approximately $126.8 million for the nine months ended September 30, 2000 from approximately $116.5 million for the nine months ended September 30, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999.

     Management fee expense decreased 49.3% to approximately $4.5 million for the nine months ended September 30, 2000 from approximately $8.9 million for the nine months ended September 30, 1999. As a percentage of revenues, management fee expense was 1.8% for the nine months ended September 30, 2000 as compared with 3.9% for the nine months ended September 30, 1999. The decrease in management fee expense was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and the Company's operating subsidiaries.

     Depreciation and amortization increased 5.4% to approximately $130.7 million for the nine months ended September 30, 2000 from approximately $124.0 million for the nine months ended September 30, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above.

     As a result of the above factors, the Company generated an operating loss of approximately $42.2 million for the nine months ended September 30, 2000, compared to approximately $23.0 million for the nine months ended September 30, 1999.

     EBITDA increased by 15.0% to approximately $116.1 million for the nine months ended September 30, 2000 from approximately $101.0 million for the nine months ended September 30, 1999. The EBITDA margin improved to 46.9% for the nine months ended September 30, 2000 from 44.6% for the nine months ended September 30, 1999.

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

     From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 724,000 basic subscribers as of September 30, 2000.

     In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.0 million.

     . On April 6, 2000, the Company acquired the assets of cable television systems owned by Rapid Communications Partners, L.P. ("Rapid") for a purchase price of $8.0 million. The Rapid systems serve approximately 6,000 basic subscribers primarily in Kentucky and Illinois.

     . On April 21, 2000, the Company acquired the assets of cable television systems owned by MidAmerican Cable Systems, L.P. ("MidAmerican") for a purchase price of approximately $8.0 million. The MidAmerican systems serve approximately 5,000 basic subscribers primarily in Illinois.

     . On May 25, 2000, the Company acquired the assets of cable television systems owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable systems serve approximately 1,000 basic subscribers in Minnesota.

     . On June 28, 2000, the Company acquired the assets of a cable television system owned by Spirit Lake Cable TV, Inc. and E.M. Parsen ("Spirit Lake") for a purchase price of approximately $10.8 million. The Spirit Lake system serves approximately 5,000 basic subscribers primarily in Iowa.

     . On July 12, 2000, the Company acquired the assets of a cable television system owned by South Kentucky Services Corporation ("South Kentucky") for a purchase price of approximately $2.1 million. The South Kentucky system serves approximately 1,000 basic subscribers primarily in Kentucky.

     . On August 31, 2000, the Company acquired the assets of cable television systems owned by Dowden Midwest Cable Partners, L.P. ("Dowden") for a purchase price of approximately $1.2 million. The Dowden systems serve approximately 1,000 basic subscribers primarily in Illinois.

     . On October 12, 2000, the Company acquired the stock and assets of cable television systems owned by Illinet Communications of Central Illinois, LLC ("Illinet") for a purchase price of approximately $15.6 million. The Illinet systems serve approximately 8,000 basic subscribers primarily in Illinois.

     . On October 31, 2000, the Company acquired the assets of cable television systems owned by Satellite Cable Services, Inc. ("Satellite") for a purchase price of approximately $27.5 million. The Satellite systems serve approximately 12,000 basic subscribers primarily in South Dakota.

     . On November 3, 2000, the Company signed a definitive agreement to acquire cable television systems serving approximately 14,000 basic subscribers for a purchase price of approximately $34.0 million.

     Substantially all of the basic subscribers served by the completed and pending acquisitions are within the Company's regional operating clusters. The pending acquisition is subject to a number of closing conditions, including regulatory approvals and other third party consents and no assurance can be given that this acquisition will be consummated. The Company expects to complete this pending acquisition by year-end 2000.

     For the nine months ended September 30, 2000, the Company's capital expenditures were $133.4 million. The Company expects to spend approximately $180.0 million in capital expenditures in 2000, including capital expenditures associated with acquisitions completed in 2000. As a result of its capital investment plans, excluding the 2000 acquisitions, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity compared to 57% as of December 1999 and that 50% of its homes passed will be activated with two-way communications capability compared to 11% as of December 1999.

     To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company had completed the following financing arrangements in place as of September 30, 2000:

     .  $200.0 million offering of 8 1/2% senior notes due April 2008;

     .  $125.0 million offering of 7 7/8% senior notes due February 2011;

     .  $550.0 million subsidiary credit facility expiring in September 2008;

     .  $550.0 million subsidiary credit facility expiring in December 2008; and

     . $489.9 million of equity capital contributions by members of Mediacom, including a $354.4 million equity contribution by Mediacom Communications Corporation in February 2000.

     The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of September 30, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

     As of September 30, 2000, the Company entered into interest rate swap agreements, which expire from 2002 through 2003, to hedge $140.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 53% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of September 30, 2000, the Company's weighted average cost of indebtedness was approximately 8.2%.

     Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended September 30, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.5x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) 2.4x As of September 30, 2000, the Company had approximately $537.6 million of unused credit commitments under its subsidiary credit facilities.

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


Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its results of operations and consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $396,000 if it terminated the Swaps, inclusive of accrued interest, at September 30, 2000. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                           Expected Maturity
                    ---------------------------------------------------------------
                                   (All dollar amounts in thousands)
                     2001      2002       2003       2004       2005     Thereafter     Total      Fair Value
                    ------    ------     ------     ------     ------    ----------    -------     ----------
Fixed rate          $    -    $    -     $    -     $    -     $    -    $  200,000    $200,000    $  191,000

Weighted average
 interest rate         8.5%      8.5%       8.5%       8.5%       8.5%          8.5%        8.5%

Fixed rate          $    -    $    -     $    -     $    -     $    -    $  125,000    $125,000    $  109,000

Weighted average
 interest rate         7.9%      7.9%       7.9%       7.9%       7.9%          7.9%        7.9%

Variable rate       $    -    $  500     $1,000     $2,000     $2,000    $  554,250    $561,000    $  561,000

Weighted average
 interest rate         8.1%      8.1%       8.1%       8.1%       8.1%          8.1%        8.1%

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS


     On November 3, 2000, the Company resolved litigation brought against it by Grey Advertising, Inc. ("Grey") in January 2000. MCC and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits MCC and its subsidiaries to continue to use the name "Mediacom" in accordance with the terms of their confidential agreement.


ITEM 6.


(a)  Exhibits

     Exhibit
     Number        Exhibit Descriptions
                   --------------------

      27.1         Financial Data Schedule


(b)  Reports on Form 8-K

     None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDIACOM LLC


November 14, 2000                   By: /s/ Mark E. Stephan
                                        --------------------
                                        Mark E. Stephan
                                          Senior Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Principal Financial Officer

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDIACOM CAPITAL CORPORATION


November 14, 2000                   By: /s/ Mark E. Stephan
                                        -------------------
                                        Mark E. Stephan
                                          Treasurer, Secretary and
                                          Principal Financial Officer