Form 10-K
period 2000-12-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2001-04-02
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K
                               ------------------

             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                 Commission File Numbers:            333-57285-01
                                                     333-57285

                                  Mediacom LLC
                         Mediacom Capital Corporation*
          (Exact names of Registrants as specified in their charters)

                New York                                        06-1433421
                New York                                        06-1513997
      (State or other jurisdiction                           (I.R.S. Employer
                   of                                   Identification Numbers)
     incorporation or organization)

                              100 Crystal Run Road
                           Middletown, New York 10941
                    (Address of principal executive offices)

                                 (845) 695-2600
              (Registrants' telephone number including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                           Yes X                     No
                              ---                       ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

      State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

      Indicate the number of shares outstanding of the Registrants' common stock: Not Applicable

*Mediacom Capital Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                  MEDIACOM LLC
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                                                              Page
                                                                                                              ----

     Item 1.         Business..............................................................................      4
     Item 2.         Properties............................................................................     28
     Item 3.         Legal Proceedings.....................................................................     28
     Item 4.         Submission of Matters to a Vote of Security Holders...................................     28

                                     PART II
                                     -------

     Item 5.         Market for Registrants' Common Equity and Related Stockholder Matters.................     29
     Item 6.         Selected Financial Data...............................................................     30
     Item 7.         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...............................................................     34
     Item 7A.        Quantitative and Qualitative Disclosures About Market Risk............................     47
     Item 8.         Financial Statements and Supplementary Data...........................................     48
     Item 9.         Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure................................................................     70

                                    PART III
                                    --------

     Item 10.        Directors and Executive Officers of the Registrants...................................     71
     Item 11.        Executive Compensation................................................................     73
     Item 12.        Security Ownership of Certain Beneficial Owners and Management........................     73
     Item 13.        Certain Relationships and Related Transactions........................................     74

                                     PART IV
                                     -------

     Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     75

      Mediacom LLC was organized as a New York limited liability company in 1995 and is a wholly-owned subsidiary of Mediacom Communications Corporation. Mediacom Capital Corporation was organized as a New York corporation in 1998 and is a wholly-owned subsidiary of Mediacom LLC. Mediacom Capital was formed for the sole purpose of acting as co-issuer with Mediacom LLC of public debt securities and does not conduct operations of its own.

      References in this Annual Report to "we," "us," or "our" are to Mediacom LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise. References in this Annual Report to "MCC" are to Mediacom Communications Corporation.

Cautionary Statement Regarding Forward-Looking Statements

      You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended December 31, 2000 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM  1.  BUSINESS

Introduction

      We are currently the ninth largest cable television company in the United States. We provide our customers with a wide array of broadband services, including traditional video services, digital television and high-speed Internet access. As of December 31, 2000, our cable systems passed approximately 1.2 million homes and served approximately 779,000 basic subscribers in 22 states. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, to acquire and operate cable television systems serving principally non-metropolitan markets of the United States.

      Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems primarily in markets with favorable demographic profiles. Through December 1998, we completed nine acquisitions of cable systems that served approximately 362,200 basic subscribers as of December 31, 2000, for an aggregate purchase price of $432.4 million. In 1999, we completed two acquisitions of cable systems that served approximately 363,800 basic subscribers as of December 31, 2000, for an aggregate purchase price of $759.6 million. In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million.

      We also have generated strong internal growth and improved the operating and financial performance of our cable systems. These results have been achieved primarily through the introduction of an expanded array of core cable television products and services made possible by the rapid upgrade of our cable network. Assuming all our cable systems were purchased on January 1, 1999, revenues increased by 9.5%, EBITDA increased by 14.8% and the EBITDA margin improved from 44.7% to 46.9% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Applying the same assumptions, our internal subscriber growth was 1.1% for the 12 month period ended December 31, 2000. During these periods, we also experienced significant increases in operating losses and net losses. For purposes of this Annual Report, EBITDA is operating income (loss) before depreciation and amortization and non-cash stock charges.

      We believe that advancements in digital technologies, together with the explosive growth of the Internet, have positioned the cable television industry's high-speed, interactive broadband network as the primary platform for the delivery of video, voice and data services to homes and businesses. To capitalize on these opportunities, we are rapidly upgrading our cable network to allow for the widespread launch of advanced broadband products and services to our customers. Including the cable systems we acquired in 2000, approximately 74% of our cable network was upgraded with 550MHz to 750MHz bandwidth capacity and 47% of our homes passed were activated with two-way communications capability as of December 31, 2000. Our upgrade program already has enabled us to offer these advanced broadband products and services to a significant number of our customers. As of December 31, 2000, our digital cable service was available to 400,000 basic subscribers, and our high-speed Internet access, or cable modem service, was launched in cable systems with 486,000 homes passed.

      Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. The information on our website is not part of this Annual Report.

General Business Developments

   2000 Events

      In February 2000, MCC completed an initial public offering of its Class A common stock for total net proceeds of approximately $354.1 million. Immediately prior to the completion of MCC's initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of our outstanding membership interests and became our sole member and manager. Upon completion of MCC's initial public offering, MCC contributed such net proceeds to us in the form of equity capital, and the management agreements between Mediacom Management Corporation, a Delaware corporation, and our operating subsidiaries were replaced with new agreements between MCC and our operating subsidiaries.

      In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million. These cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota, which are located within our regional operating clusters.

      In December 2000, MCC signed a binding commitment letter with At Home Network Solutions, Inc., a partially-owned subsidiary of At Home Corporation, for a new cable affiliate relationship. This new affiliation enables us to offer the Excite@Home high-speed broadband Internet service to our customers and replaces our previous third-party provider, ISP Channel, Inc., a wholly-owned subsidiary of SoftNet Systems, Inc. We are currently transitioning our customers to the Excite@Home service and MCC is completing the documentation of its definitive agreement with At Home Solutions.

   2001 Events

      On January 24, 2001, we and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes.

      On February 7, 2001, we and Mediacom Capital filed a registration statement with the SEC under which we may sell debt securities for a maximum amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

      On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Unless otherwise stated in this Annual Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.

Business Strategy

      Our objective is to become the leading cable operator focused on providing entertainment, information and telecommunications services in non-metropolitan markets of the United States. The key elements of our strategy are to:

   Improve the Operating and Financial Performance of Our Acquired Cable
Systems

      We seek to rapidly integrate our acquired cable systems and improve their operating and financial performance. Prior to completion of an acquisition, we formulate plans for customer care and billing improvements, network upgrades, headend consolidation, new product and service launches, competitive positioning and human resource requirements. After completing an acquisition, we implement managerial, operating, purchasing, personnel and engineering changes designed to effect these plans.

   Develop Efficient Operating Clusters

      Our systems currently are managed through six regional operating clusters by local management teams that oversee system activities and operate autonomously within financial and operating guidelines established by our corporate office. To enhance these clusters, our acquisition strategy focuses, in part, on acquiring or trading for systems in close proximity to our own systems. By further concentrating the geographic clustering of our cable systems, we expect additional operating efficiencies through the consolidation of many managerial, customer service, marketing, administrative and technical functions.

      The clustering of systems also enables us to consolidate headend facilities, resulting in lower fixed capital costs on a per home basis as we introduce new and enhanced products and services because of the larger number of customers served by a single headend facility. This headend consolidation also improves our ability to sell advertising on our cable systems. As a result of our clustering and upgrade program, by December 2002 we plan to eliminate 309 headend facilities so that all of our customers will be served by 100 headend facilities and 92% of our customers will be served by 40 headend facilities.

   Rapidly Upgrade Our Cable Network

      We are rapidly upgrading our cable network to provide new broadband products and services, improve our competitive position and increase overall customer satisfaction. By December 2002, we anticipate that 95% of our basic subscribers will be served by cable systems with 550MHz to 870MHz bandwidth capacity and two-way communications capability. As part of our upgrade program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. Our upgrade plans will allow us to:

      o offer digital cable television, high-speed Internet access and interactive video services;

      o increase channel capacity to a minimum of 82 channels, and significantly more with digital video technology;

      o activate the two-way communications capability of our systems, which will give our customers the ability to send and receive signals over our cable network;

      o eliminate 309 headend facilities, lowering our fixed capital costs on a per home basis as we introduce new products and services; and

      o utilize our regional fiber optic networks to offer advanced telecommunications services.

   Introduce New and Enhanced Products and Services

      We have acquired cable systems that we believe generally underserved their customers prior to our ownership. We believe that significant opportunities exist to increase our revenues by expanding the array of products and services we offer. We have used and will continue to use the expanded channel capacity of our upgraded systems to introduce several new basic programming services, additional premium services and numerous pay-per-view channels.

      Utilizing digital video technology, we are offering multiple packages of premium services, several pay-per-view channels on a near video-on-demand basis, digital music services and interactive program guides. As of December 31, 2000, our digital cable service was available to 400,000 basic subscribers. We also offer high-speed Internet access at speeds up to 100 times faster than a conventional telephone modem. As of December 31, 2000, we launched cable modem service in cable systems with 486,000 homes passed. In addition, we are currently exploring opportunities in interactive video and telecommunications services.

   Maximize Customer Satisfaction to Build Customer Loyalty

      As a result of our strong regional and local management presence, we are responsive to customer needs and preferences and better positioned to strengthen relations with the local government authorities and the communities we serve. We seek a high level of customer satisfaction by providing superior customer service and attractively priced product and service offerings. We believe our investments in the cable network are increasing customer satisfaction as a result of a wide array of new product and service introductions, greater technical reliability and improved quality of service. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We have regional calling centers servicing 84% of our customers that are staffed with dedicated personnel who provide service 24 hours a day, seven days a week. We believe that our focus on customer service has enhanced our reputation in the communities we serve, which has increased customer loyalty and the potential demand for our new and enhanced products and services.

   Acquire Underperforming Cable Systems Principally in Non-Metropolitan Markets

      Our disciplined acquisition strategy targets underperforming cable systems serving primarily non-metropolitan markets. These systems are typically within the top 50 to 100 television markets and small and medium-sized communities where customers generally require cable to clearly receive a full complement of off-air television signals. We believe that there are advantages in acquiring and operating cable systems in non-metropolitan markets, including:

      o less direct competition given the lower housing densities and the resulting higher costs per customer of constructing a cable network;

      o higher penetration levels of our services and lower customer turnover as a result of fewer competing entertainment alternatives; and

      o generally lower overhead and operating costs than those incurred by cable operators serving larger markets.

      In addition, we seek to acquire or trade for cable systems in close proximity to our existing operations because it is more cost effective to provide cable television and advanced telecommunications services over an expanded subscriber base within a concentrated geographic area. We have been able to purchase fill-in acquisitions at favorable prices in geographic regions where we are the dominant provider of cable television services. In 2000, we completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers as of December 31, 2000 for an aggregate purchase price of $109.2 million. These cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota, which are located within our regional operating clusters.

   Implement a Flexible Financing Structure

      To support our business strategy and enhance our financial flexibility, we have developed a financing strategy utilizing a blend of equity and debt capital to complement our acquisition and operating activities. We have diversified our sources of debt capital by raising long-term debt while utilizing our operating subsidiaries to access debt, principally in the commercial bank market, through separate borrowing groups.

      We believe our financing strategy is beneficial because it broadens our access to various equity and debt markets, enhances our flexibility in managing our capital structure, reduces the overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available subsidiary credit facilities. As of December 31, 2000, the unused credit commitments under our subsidiary credit facilities were approximately $436.6 million and our overall cost of debt capital was 8.2%.

   Products and Services

      We provide our customers with the ability to tailor their product selection from a full array of core cable television services. In addition, we offer our customers advanced broadband products and services such as digital cable television and high-speed Internet access. These products and services have been introduced to a significant portion of our customer base. In 2001, we plan to further introduce digital cable and high-speed Internet access across our cable systems and to aggressively market these services to our customer base. We also are exploring opportunities in interactive programming and telecommunications services.

   Core Cable Television Services

      We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings include the following in most of our cable systems:

      Limited Basic Service. Our limited basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

      Expanded Basic Service. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

      Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime, The Movie Channel and Starz are typical examples. Such premium programming services are offered by the systems both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable us to take advantage of programming agreements offering cost incentives based on premium service unit growth.

      The significant expansion of bandwidth capacity resulting from our capital improvement program will allow us to expand the use of tiered and multichannel packaging strategies for marketing and promoting premium and niche programming services. We believe that these packaging strategies will increase basic and premium penetration as well as revenue per basic subscriber.

      Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

   Digital Cable Services

      Digital video technology offers significant advantages. Most importantly, this technology allows us to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. The implementation of digital technology has significantly enhanced and expanded the video and other service offerings we provide to our customers.

      We currently offer our customers several digital cable programming packages that include:

      o     up to 42 multichannel premium services;

      o     up to 34 pay-per-view movie and sports channels;

      o     up to 45 channels of digital music; and

      o an interactive on-screen program guide to help them navigate the new digital choices.

      We first introduced digital cable services in our cable systems in June 1999. As of December 31, 2000, our digital service was available to 400,000 basic subscribers and we served 40,000 digital customers. By year-end 2001, we expect our digital cable service to be available to 550,000 basic subscribers and to serve between 90,000 and 100,000 digital customers.

   High-Speed Internet Access

      Our broadband cable network enables data to be transmitted up to 100 times faster than traditional telephone modem technologies. This high-speed capability allows our cable modem customer to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the cable modem service eliminates the need for a telephone line, is always activated and does not require the customer to dial into the Internet service provider and await authorization.

      We first introduced two-way, high-speed Internet access service in our cable systems in November 1999. As of December 31, 2000, we launched cable modem service in cable systems with 486,000 homes passed and we served 12,000 cable modem customers. We also provided dial-up telephone Internet access to 3,600 customers. By year-end 2001, we expect to launch cable modem service in cable systems with 800,000 homes passed and to serve between 45,000 and 50,000 data customers.

      In December 2000, MCC signed a binding commitment letter with At Home Network Solutions, Inc., a partially-owned subsidiary of At Home Corporation, for a new cable affiliate relationship. This new affiliation enables us to offer the Excite@Home high-speed broadband Internet service to our customers under the name Mediacom@Home. Through January 2001, ISP Channel was the third party provider of Internet access to our cable modem customers. As of January 31, 2001, our relationship with ISP Channel was terminated. We are currently transitioning our customers to the Excite@Home service and MCC is completing the documentation of its definitive agreement with At Home Solutions.

   Future Services

      Interactive Services. Our upgraded cable network will have the capacity to deliver various interactive television services. Interactive television can be divided among three general service categories: enhanced television; Internet access over the television; and video-on-demand. These new services enable the customer to interact over the television set, generally by using a conventional remote television control or a computer keyboard, to either buy a product or service or request information on a product or service.

      Enhanced television includes such services as ancillary programming information, interactive advertising and impulse sales and purchases. Companies delivering enhanced television services include TV Guide Interactive, Wink Communications, Liberate Technologies and OpenTV. Internet access and e-mail over the television are delivered using a set-top box with the customer using a wireless keyboard. Companies providing Internet access over the television include WebTV and WorldGate Communications. The provision of video-on-demand services requires the use of servers at the headend facility of a cable system to provide hundreds of movies or special events on demand with video cassette recorder functionality, or the ability to fast forward, pause and rewind a program at will. Companies providing video-on-demand services include Concurrent Computer Corporation, DIVA Systems Corporation, Intertainer Inc., N-Cube, Sea Change International and others. We are in discussions with several interactive service providers and expect to initiate trial launches of interactive services in the second half of 2001.

      Telecommunications Services. We are exploring technologies using Internet protocol telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. Our upgrade plans include the installation of over 10,000 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We are constructing our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities. We are in discussions with several telecommunications service providers and are developing plans for trial launches of such services.

Description of Our Cable Systems

   Overview

     The table below provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                              1996           1997           1998           1999           2000
                                              ----           ----           ----           ----           ----
Operating Data:
Homes passed(1).......................        38,749         87,750        520,000       1,071,500      1,173,000
Basic subscribers(2)..................        27,153         64,350        354,000         719,000        779,000
Basic penetration(3)..................          70.1%          73.3%          68.1%           67.1%          66.4%
Premium service units(4)..............        11,691         39,288        407,100         587,000        597,000
Premium penetration(5)................          43.1%          61.1%         115.0%           81.6%          76.6%
Average monthly revenues
   per basic subscriber(6)............        $34.09         $32.11         $32.88          $35.52         $38.45

Digital Cable:
Digital-ready basic subscribers(7)....             -              -              -         168,000        400,000
Digital customers.....................             -              -              -           5,300         40,000
Digital penetration(8)................             -              -              -             3.2%          10.0%

Data:
Data-ready homes passed(9)............             -              -              -         120,000        550,000
Data-ready homes marketed(10).........             -              -              -         105,500        486,000
   Dial-up customers(11)..............         2,225          2,518          4,729           4,600          3,600
   Cable modem customers..............             -              -              -             500         12,000
                                              ------         ------        -------       ---------      ---------
Total data customers..................         2,225          2,518          4,729           5,100         15,600
Data penetration(12)..................             -              -              -             4.8%           3.2%

Cable Network Data:
Miles of plant........................           736          1,697         11,950          22,444         24,500
Density(13)...........................            53             52             44              48             48
Percentage of basic subscribers at
   550MHz to 750MHz...................             0%            25%            45%             57%            74%

----------
(1) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
(2) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services and who are usually charged a flat monthly rate for a number of channels.
(3) Represents basic subscribers as a percentage of total number of homes passed.
(4) Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.
(5) Represents premium service units as a percentage of the total number of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.
(6) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Includes the revenues from cable systems acquired during the last three months of the period as if such acquisitions were completed at the beginning of the three month period.
(7) A subscriber is digital-ready if the subscriber is in a system where digital cable services have been launched.
(8) Represents digital customers as a percentage of digital-ready basic subscribers.
(9) A home passed is data-ready if it is in a system with two-way communications capability.
(10) Data-ready homes marketed represents data-ready homes passed where cable modem service has been launched.
(11) A customer that accesses the Internet through a conventional modem and telephone line connection.
(12) Represents the number of total data customers as a percentage of total data-ready homes marketed.
(13)  Represents homes passed divided by miles of plant.

   Selected Operating Region Data

     Our systems currently are managed through six operating regions by local management teams that oversee system activities and operate autonomously within financial and operating guidelines established by our corporate office. The following table sets forth the six operating regions, the principal states served by such regions, and their respective homes passed, basic subscribers and basic penetration as of December 31, 2000:

                                                                    Homes             Basic           Basic
     Region                                 States                 Passed          Subscribers     Penetration
     ------                                 ------                 ------          -----------     -----------

     Midwest.................    Illinois, Indiana, Michigan,       302,500          194,150           64.2%
                                 Ohio
     North Central...........    Iowa, Minnesota, South             283,000          193,400           68.3%
                                 Dakota, Wisconsin
     Southern................    Alabama, Florida,                  214,300          153,200           71.5%
                                 Mississippi, Tennessee
     Mid-Atlantic............    Delaware, Maryland,                129,000           89,000           69.0%
                                 North Carolina, Virginia
     Central..................   Kansas, Kentucky,                  139,600           87,650           62.8%
                                 Missouri, Oklahoma
     Western.................    Arizona, California                104,600           61,600           58.9%
                                                                 ----------         ---------         ------
                                            Total                 1,173,000          779,000           66.4%
                                                                 ==========         =========         ======

Technology Overview

      As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The current objectives of our upgrade program are to:

      o     increase the bandwidth capacity to 870MHz;

      o     activate two-way communications capability;

      o consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

      o allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

      The following table describes the technological state of our cable network as of December 31, 2000 and through December 31, 2002, based on our current upgrade plans:

                                          Percentage of Basic Subscribers
                                          -------------------------------
                                      Less than        550MHz-        Two-Way
                                        550MHz         870MHz         Capable
                                      ---------        -------        -------
     December 31, 2000............       26%             74%            47%
     December 31, 2001............       10%             90%            80%
     December 31, 2002............        5%             95%            95%

      By December 2002, we expect that 95% of our basic subscribers will be served by cable systems that have been upgraded with 550MHz to 870MHz bandwidth capacity and two-way communications capability. A central feature of our upgrade program is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired levels for delivering channels. In most of our cable systems, we connect fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system's main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe hybrid fiber-optic coaxial architecture provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services than traditional coaxial network design.

      Two-way communications capability will permit our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, will be accessible and high-speed Internet access will not require a separate telephone line. This capability will also position us to offer cable telephony, using either Internet protocol telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available. We believe our plans for two-way communications capability, together with hybrid fiber-optic coaxial architecture, will enhance our cable network's ability to provide advanced telecommunications services.

      As of December 31, 2000, our cable systems were operated from 409 headend facilities. We believe that fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. By December 2002, we plan to eliminate 309 headend facilities so that all of our customers will be served by 100 headend facilities and 92% of our customers will be served by 40 headend facilities.

      As part of this headend consolidation program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

Sales and Marketing

      We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns. With our strong local presence, we interact with our customers on a more individualized basis allowing us to better service our customers and enhance customer loyalty and trust.

      We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events, typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

      We build awareness of our brand through a variety of promotional campaigns, particularly in our newly acquired systems. As a result of our branding efforts, our emphasis on customer service and our investments in the cable network, we believe we have developed a reputation for quality, reliability and timely introduction of new products and services.

      We invest a significant amount of time, effort and financial resources in the training and evaluation of our marketing professionals and customer sales representatives. Our customer sales representatives customize their sales presentation to fit each of our customers' specific needs by conducting focused consumer research and are given the incentive to use their frequent contact with our customers as opportunities to sell our new products and services. As a result, we believe we can accelerate the introduction of new products and services to our customers and achieve high success rates in attracting and retaining customers.

Programming Supply

      We have various contracts to obtain basic and premium programming for the systems from program suppliers whose compensation is typically based on a fixed fee per customer. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our successful marketing of multiple premium service packages emphasizing customer value enables us to take advantage of such cost incentives. In addition, we are a member of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators serving, in the aggregate, over twelve million cable subscribers. The consortium helps create efficiencies in the areas of obtaining and administering programming contracts, as well as securing more favorable programming rates and contract terms for small to medium-sized cable operators. We negotiate programming contract renewals both directly and through the consortium to obtain the best available contract terms.

      Our programming costs are expected to increase in the future due to additional programming being provided to our customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. Although we will legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that the marketplace will allow us to do so. We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2002. None of these consents require payment of fees for carriage. However, we have entered into agreements with certain stations to carry satellite-delivered cable programming, which is affiliated with the network carried by such stations.

      Currently, there are over 200 cable programming networks carried or seeking to be carried on our cable systems. We use the analog and digital channel capacity resulting from our capital improvement program to negotiate more favorable long-term contracts with our programming suppliers and utilize other financial arrangements to offset programming cost increases.

Customer Rates

      Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 2000, our monthly basic service rates for residential customers ranged from $5.18 to $36.55; the combined monthly basic and expanded basic service rates for residential customers ranged from $19.95 to $38.95; and per-channel premium service rates, not including special promotions, ranged from $0.30 to $13.00 per service for our cable systems.

      A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge monthly fees for converters and remote control tuning devices and also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge in the majority of the systems and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling units, which include commercial customers as well as condominiums and apartment complexes, may be offered a bulk rate in exchange for single-point billing and basic service to all units.

      In addition to customer fees, we derive revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming and from affiliations with home shopping services, which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts. Our headend consolidation program will increase the concentration of customers served by our headend facilities. We believe the greater concentration of customers served by our remaining headend facilities will enable us to increase our advertising revenues.

Customer Service and Community Relations

      We are dedicated to providing superior customer service. Our emphasis on system reliability and customer satisfaction is a cornerstone of our business strategy. We expect that on going investments in our cable network will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We maintain five regional calling centers, which service 84% of our cable systems' customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

      In addition, we are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the "Cable in the Classroom" program, which is a national effort by cable companies to provide schools with free cable television service and, where available, Internet access. We also install and provide free cable television service to government buildings and not-for-profit hospitals in our franchise areas. We believe that our relations with the communities in which our cable systems operate are good.

Franchises

      Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the granting of insurance and indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended.

      As of December 31, 2000, our cable systems were subject to 1,018 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984 prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

      Substantially all of our cable systems' basic subscribers are in service areas that require a franchise. The table below groups the franchises of our cable systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                                                  Percentage of     Number of      Percentage of
                                                    Number of         Total           Basic         Total Basic
     Year of Franchise Expiration                   Franchises      Franchises     Subscribers      Subscribers
     ----------------------------                   ----------      ----------     -----------      -----------
     2001 through 2004..........................        309             30.4%          264,439          33.9%
     2005 and thereafter........................        709             69.6%          514,561          66.1%
                                                      -----            ------          -------         ------
          Total.................................      1,018            100.0%          779,000         100.0%
                                                      =====            ======          =======         ======

      The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the operator generally is entitled to the fair market value for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

      We believe that we generally have good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us.

Competition

      We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. We believe our ability to package multiple services, such as digital television and high-speed Internet access, is an advantage in our competitive business environment.

   Providers of Broadcast Television and Other Entertainment

      The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources.

   Direct Broadcast Satellite Providers

      Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming services to approximately 15.0 million individual households, condominiums, apartments and office complexes in the United States.

      DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna, and it is accessible in areas where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers. DBS service is being heavily marketed on a nationwide basis by several service operators. We believe our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to customers by DBS systems.

      Two major companies, DirecTV and Echostar, are currently providing nationwide high-power DBS services, which typically offer to their customers more than 300 channels of programming, including programming similar to that provided by cable systems. Pursuant to legislation enacted in November 1999, DBS operators have begun to deliver local broadcast signals. This change in law eliminated a significant competitive advantage which cable system operators had over DBS operators, as previously DBS operators were not permitted to retransmit local broadcast signals. DirecTV and Echostar now deliver local broadcast signals in a number of the largest markets and they plan to expand such carriage to many more markets. The FCC has adopted rules effective January 2002 which place a must-carry requirement on DBS operators in any market where they retransmit one or more local signal. The current capacity limitations of satellite technology may limit the DBS operators' ability to comply with these must-carry requirements. The DBS industry recently initiated a judicial challenge to the January 2002 requirement on the grounds that it is unconstitutional. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

   Multichannel Multipoint Distribution Systems

      Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable television systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

   Private Cable Television Systems

      Private cable television systems compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television (SMATV) systems, provide improved reception of local television stations and several of the same satellite-delivered programming services offered by franchised cable systems. SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes and typically are not subject to regulation like local franchised cable operators. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

   Traditional Overbuilds

      Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. Franchising authorities have from time to time granted additional franchises to other companies, including other cable operators or telephone companies, and these additional franchises might contain terms and conditions more favorable than those afforded to the incumbent cable operator. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid significant local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 55,000 homes passed in the service areas of our franchises.

   Internet Access

      We offer high-speed Internet access in many of our cable systems. These cable systems will compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISP's, and local and long distance telephone companies.

      Recently, a number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Many local franchising authorities have been examining the issue and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require such access. The FCC initiated an inquiry into the appropriate regulatory treatment of Internet offered on cable systems.

      The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services or what impact these competitive ventures may have on our business operations.

   Other Competition

      The FCC has authorized a new interactive television service which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors, including cable television systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

      The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

      The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

      Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry.

Employees

      As of December 31, 2000, we employed 1,406 full-time employees and 165 part-time employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

                           Legislation and Regulation

      A federal law known as the Communications Act of 1934 (the "Communications Act"), as amended, establishes a national policy to guide the regulation, development and operation of cable communications systems. In 1996, a comprehensive amendment to the Communications Act became effective and is expected to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

      The Communications Act allocates principal responsibility for enforcing the federal policies between the FCC, state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. We expect that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws.

Federal Regulation

      The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

      o     subscriber rates;

      o the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

      o the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

      o     our franchise agreements with local governmental authorities;

      o     cable system ownership limitations and prohibitions; and

      o     our use of utility poles and conduit.

   Subscriber Rates

      The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment. No other rates can be regulated. Federal law exempts cable systems from rate regulation of cable services and customer equipment only in communities that are subject to effective competition, as defined by federal law. Federal law also prohibits the regulation of cable operators' rates where comparable video programming services, other than direct broadcast satellites, are offered by local telephone companies, or their related parties, or by third parties using the local telephone company's facilities.

      Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

      o the lowest level of programming service offered by cable operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and

      o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

      Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the operator's rates.

      Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable system operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

      If the local franchising authority concludes that an operator's rates are too high under the FCC's rate rules, the local franchising authority may require the operator to reduce rates and to refund overcharges to subscribers, with interest. The operator may appeal adverse local rate decisions to the FCC.

      The FCC's regulations allow an operator to modify regulated rates on a quarterly or annual basis to account for changes in:

      o     the number of regulated channels;

      o     inflation; and

      o certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

      As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by small cable systems owned by small cable companies. A small cable system is defined as a cable television system which serves 15,000 or fewer basic customers. A small cable company is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, i.e., a larger cable television company does not own more than a 20 percent equity share or exercise legal control. This small system rate-setting methodology almost always results in rates which exceed those produced by the benchmark and cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible small system grows larger than 15,000 basic customers, it can maintain its then current rates, but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a small cable company grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a small cable company, but with the completion of our acquisitions in 1999, we no longer enjoy this status. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of our acquisitions in 1999 remain eligible for small cable system rate regulation.

     The Communications Act and the FCC's regulations also:

      o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

      o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and

      o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   Content Requirements

      The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

      o to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

      o to negotiate with us on the terms by which we carry the station on our cable system, commonly called retransmission consent.

      The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

      o all distant commercial television stations, except for commercial satellite-delivered independent superstations such as WGN;

      o     commercial radio stations; and

      o     certain low-power television stations.

      The FCC has recently completed an administrative proceeding to consider the requirements, for mandatory carriage of digital television signals offered by local television broadcasters. Under the new regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats, which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. We are unable to predict the impact of these new carriage requirements on the operations of our cable systems.

      The Communications Act requires our cable systems to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until December 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Many of our cable systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement. We anticipate having significant capital expenditures over the next two to three years in order for us to meet this requirement. We are unable to predict whether the full implementation of this statutory provision in December 2002 will have a material impact on the operation of our cable systems.

      To increase competition between cable operators and other video program distributors, the Communications Act and the FCC's regulations:

      o preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

      o require such programmers to sell their programming to other unaffiliated video program distributors; and

      o limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

      The Communications Act and the FCC's regulations contain restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to fully block both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at safe harbor time periods, which are currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district court recently determined that this provision was unconstitutional. The federal government appealed the lower court's decision to the United States Supreme Court which recently agreed to review this case.

      The FCC actively regulates other aspects of our programming, involving such areas as:

      o our use of syndicated and network programs and local sports broadcast programming;

      o     advertising in children's programming;

      o     political advertising;

      o     origination cablecasting;

      o     sponsorship identification; and

      o     closed captioning of video programming.

   Use of Our Cable Systems by the Government and Unrelated Third Parties

      The Communications Act allows local franchising authorities and unrelated third parties to have access to our cable systems' channel capacity for their own use. For example, it:

      o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

      o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

      The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

      o the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

      o     the terms and conditions for commercial use of such channels; and

      o the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

      The FCC has from time to time received petitions from Internet service providers to require access to our cable systems. We cannot predict if these or other similar proposals will be adopted, or, if adopted, whether they will have an adverse impact on our business and operations.

   Franchise Matters

      We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities.

      For example, the Communications Act:

      o affirms the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

      o generally prohibits us from operating in communities without a franchise;

      o     encourages competition with existing cable systems by:

            -- allowing municipalities to operate their own cable systems without franchises, and

            -- preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area;

      o permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

      o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability; and

      o     generally prohibits franchising authorities from:

            -- imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

            -- imposing franchise fees on revenues we derived from providing telecommunications services over our cable systems,

            -- restricting our use of any type of subscriber equipment or transmission technology, and

            -- limits our payment of franchise fees to the local franchising authority to 5.0% of our gross revenues derived from providing cable services over our cable system.

      The Communications Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

   Ownership Limitations

      The Communications Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

      The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator. The FCC recently reconsidered its cable ownership regulations and:

      o changed its subscriber ownership limit to 30% of subscribers to multi-channel video programming distributors nationwide, but maintained its voluntary stay on enforcement of that limitation pending further action;

      o reaffirmed its subscriber ownership information reporting rules that require any person holding an attributable interest, as defined by FCC rules, in cable systems reaching 20% or more of homes passed by cable plant nationwide to notify the FCC of any incremental change in that person's cable ownership interests;

      o     retained its 5% voting stock attribution benchmark;

      o     raised the passive investor voting stock benchmark from 10% to 20%;
            and

      o adopted a new equity/debt rule that will attribute any interest of over 33% of the total assets, i.e., debt plus equity, voting or nonvoting, of an entity.

      The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an interest. A federal district court declared this provision unconstitutional. An appeal of the district court's decision was consolidated with an appeal challenging the FCC's subscriber ownership limitation regulations. The appellate court just recently overturned the FCC's revised 30% subscriber ownership limitation and the rule regarding the number of channels on a cable system which can be occupied by programming affiliated with the cable operator on the basis that they do not pass constitutional muster. These matters have been sent back to the FCC for further proceedings.

      The 1996 amendments to the Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation remains in place pending re-examination, although the FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

      The 1996 amendments to the Communications Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

      o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

      o preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

      o set basic standards for relationships between telecommunications providers; and

      o generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

      Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as whether an operator of an open video system must obtain a local franchise is left to each community.

   Pole Attachment Regulation

      The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and until 2001, by certain companies providing telecommunications services. The FCC also adopted a new rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

      Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. A federal appellate court generally rejected challenges to these new rules. However, there was one significant exception, i.e., the court found that the provision of Internet access by a cable system was neither a cable service or a telecommunications service, thus the FCC lacked authority to regulate pole attachment rates for cable systems which offer Internet access. The Supreme Court has agreed to hear an appeal from this decision. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

   Other Regulatory Requirements of the Communications Act and the FCC

      The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators.

      The Communications Act includes provisions, among others, regulating and the FCC actively regulates other parts of our cable operations, involving such areas as:

      o     equal employment opportunity;

      o     consumer protection and customer service;

      o     technical standards and testing of cable facilities;

      o     consumer electronics equipment compatibility;

      o     registration of cable systems;

      o     maintenance of various records and public inspection files;

      o     microwave frequency usage; and

      o     antenna structure notification, marking and lighting.

      The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

      Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that Congress and other governmental bodies will make further attempts relating to the regulation of cable communications services.

   Copyright

      Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

      In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

      Copyrighted music performed in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the American Society of Composers and Publishers, commonly referred to as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer through to the viewer licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

      Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Although we cannot predict the amount of any license fees we may be required to pay for future use of music, we do not believe such license fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

      Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

      o     franchise fees;

      o     franchise term;

      o     system construction and maintenance obligations;

      o     system channel capacity;

      o     design and technical performance;

      o     customer service standards;

      o     sale or transfer of the franchise;

      o     territory of the franchise;

      o     indemnification of the franchising authority;

      o     use and occupancy of public streets; and

      o     types of cable services provided.

      A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; however, it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

      The foregoing describes all material present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our cable operations can be predicted at this time.

ITEM  2.  PROPERTIES

      Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers' homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Some basic subscribers of the systems utilize converters that can be addressed by sending coded signals from the headend facility over the cable network. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

      We own the real property housing our regional call centers in Gulf Breeze, Florida; Chillicothe, Illinois; and Waseca, Minnesota as well as numerous locations for business offices and warehouses throughout our operating regions. We lease space for our other regional call centers in Benton, Kentucky; and Hendersonville, North Carolina. We also lease additional locations for business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties both owned and leased, are in good condition and are suitable and adequate for our operations.

      Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the systems require maintenance and periodic upgrading to improve system performance and capacity.

ITEM  3.  LEGAL PROCEEDINGS

      On November 3, 2000, MCC resolved litigation brought against it by Grey Advertising, Inc. ("Grey") in January 2000. MCC and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits MCC and its subsidiaries to continue to use the name "Mediacom" in accordance with the terms of their confidential agreement.

      There are no other material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public trading market for our equity, all of which is held by MCC.

ITEM  6.  SELECTED FINANCIAL DATA

In the table below, we provide you with:

      o selected historical financial data for the period from January 1, 1996 through March 11, 1996, which are derived from the audited financial statements of Benchmark Acquisition Fund II Limited Partnership, which is our predecessor company; and

      o selected historical consolidated financial and operating data for the period from the commencement of our operations on March 12, 1996 through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000 and balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 which are derived from our audited consolidated financial statements.

      We commenced operations on March 12, 1996 with the acquisition of a cable system from Benchmark Acquisition Fund II Limited Partnership and have since completed 19 additional acquisitions as of December 31, 2000. The historical results of operations of the systems acquired have been included from their respective dates of acquisition to the end of the period presented.

      Mediacom LLC was formed as a New York limited liability company in July 1995 and since that time our taxable income or loss has been included in the federal and certain state income tax returns of our members.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

                                      Predecessor                                Mediacom LLC
                                       ---------     ---------------------------------------------------------------------
                                       January 1      March 12        Year         Year           Year             Year
                                        Through       Through        Ended         Ended          Ended            Ended
                                       March 11,    December 31,  December 31,  December 31,   December 31,     December 31,
                                         1996           1996          1997          1998           1999             2000
                                       ---------     ---------     ----------    ----------     -----------       --------
                                                                (dollars in thousands)
Statement of Operations Data:
         Revenues                      $   1,038     $   5,411      $  17,634    $  129,297     $   176,052    $   332,050
         Costs and expenses:
           Service costs                     297         1,511          5,547        43,849          58,058        114,234
           Selling, general and
             administrative expenses         222           931          2,696        25,596          32,949         55,820
           Management fee expense(1)          52           270            882         5,797           6,951          6,029
           Depreciation and
             amortization                    527         2,157          7,636        65,793         101,065        177,928
           Non-cash stock charges(2)           -             -              -             -          15,445         28,254
                                       ---------     ---------     ----------    ----------     -----------       --------
         Operating income (loss)             (60)          542            873       (11,738)        (38,416)       (50,215)
         Interest expense, net(3)            201         1,528          4,829        23,994          37,817         68,973
         Other expenses(4)                     -           967            640         4,058           5,087         30,036
                                       ---------     ---------     ----------    ----------     -----------       --------
         Net loss                      $    (261)    $  (1,953)    $   (4,596)   $  (39,790)    $   (81,320)   $  (149,224)
                                       =========     =========     ==========    ==========     ===========       ========

        Balance Sheet Data
        (end of period):
         Total assets                                $  46,560     $  102,791    $  451,152     $ 1,272,881    $ 1,375,772
         Total debt                                     40,529         72,768       337,905       1,139,000        987,000
         Total members' equity                           4,537         24,441        78,651          54,615        262,997

        Supplementary Data:
         System cash flow(5)           $     519     $   2,969     $    9,391    $   59,852     $    85,045    $   161,996
         System cash flow margin(6)         50.0%         54.9%          53.3%         46.3%           48.3%          48.8%
         EBITDA(7)                     $     467     $   2,699     $    8,509    $   54,055     $    78,094    $   155,967
         EBITDA margin(8)                   45.0%         49.9%          48.3%         41.8%           44.4%          47.0%
         Net cash flows provided by
             operating activities      $     226     $     237     $    7,007    $   53,556     $    54,216    $    93,218
         Net cash flows used in
             investing activities            (86)      (45,257)       (60,008)     (397,085)       (851,548)      (295,613)
         Net cash flows provided by
             financing activities              -        45,416         53,632       344,714         799,593        202,015

        Operating Data
        (end of period, except
          average):
         Homes passed(9)                                38,749         87,750       520,000       1,071,500      1,173,000
         Basic subscribers(10)                          27,153         64,350       354,000         719,000        779,000
         Basic penetration(11)                            70.1%          73.3%         68.1%           67.1%          66.4%
         Premium service units(12)                      11,691         39,288       407,100         587,000        597,000
         Premium penetration(13)                          43.1%          61.1%        115.0%           81.6%          76.6%
         Average monthly revenues per
           basic subscriber(14)                                    $    32.11    $     32.88     $    35.52    $      38.45

                                                       (notes on following page)

                        Notes to Selected Financial Data

(1) Represents fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. The management agreements with Mediacom Management were amended effective November 19, 1999 in connection with an amendment to our operating agreement. The amended agreements provided for management fees equal to 2% of annual gross revenues. The management agreements were terminated upon the completion of MCC's initial public offering in February 2000 and were replaced with new agreements between MCC and our operating subsidiaries. See Notes 7 and 12 of our consolidated financial statements.

(2) The non-cash stock charges for the year ended December 31, 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management upon completion of MCC's initial public offering in February 2000 and a $3.8 million charge related to the vesting of equity grants made during 1999 to certain members of our management team. Non-cash stock charges for the year ended December 31, 1999 consist of a $628,000 charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge related to the vesting of equity grants to certain members of our management team. See Notes 7 and 11 of our consolidated financial statements.

(3) Net of interest income. Interest income for the periods presented was not material.

(4) Includes a $28.5 million non-cash charge recorded during the year ended December 31, 2000, relating to the decline in value of our investment in shares of SoftNet Systems, Inc. common stock that was considered other than temporary. See Note 10 of our consolidated financial statements.

(5) Represents EBITDA, as defined in note 7 below, before management fee expense. System cash flow:

      o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

      o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

      o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      System cash flow is included in this report because our management believes that system cash flow is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of system cash flow may not be identical to similarly titled measures reported by other companies.

(6) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 5 above.

(7) Represents operating income (loss) before depreciation and amortization and non-cash stock charges. EBITDA:

      o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

      o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

      o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      EBITDA is included in this report because our management believes that EBITDA is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

(8) Represents EBITDA as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 7 above.

(9) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(10) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services and who are usually charged a flat monthly rate for a number of channels.

(11) Represents basic subscribers as a percentage of total number of homes passed.

(12) Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(13) Represents premium service units as a percentage of total number of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(14) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Average monthly revenues per basic subscriber includes the revenues of acquisitions of cable systems made during the last three months of the period as if such acquisitions were completed at the beginning of the three month period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998.

Introduction

      We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance because of certain significant past events. Those events include numerous acquisitions and several financing transactions.

Organization

      We were organized as a New York limited liability company in July 1995 and serve as a holding company for our operating subsidiaries. Mediacom Capital Corporation, our wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as our co-issuer of public debt securities and does not conduct operations of its own. Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of MCC's initial public offering, MCC issued shares of its common stock in exchange for all of our outstanding membership interests and became our sole member and manager.

      Until MCC's initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to our operating subsidiaries and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees ranged from 4.0% to 5.0% of our annual gross revenues until November 19, 1999. On such date, the management agreements with Mediacom Management were amended in connection with an amendment to our operating agreement to provide for annual management fees equal to 2.0% of annual gross revenues. As part of this amendment, Mediacom Management waived all management fees incurred from July 1, 1999 through November 19, 1999 by our operating subsidiaries. The management agreements were terminated upon the date of MCC's initial public offering and were replaced with new agreements between MCC and our operating subsidiaries. At that time, Mediacom Management's employees became MCC's employees. See Notes 7 and 12 to our consolidated financial statements.

Acquisitions

      We significantly expanded our business in the last three years through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In 1998, we completed three acquisitions of cable systems serving a total of 295,700 basic subscribers as of December 31, 2000 (the "1998 Acquisitions"). In 1999, we completed two acquisitions of cable systems serving a total of 363,800 basic subscribers as of December 31, 2000 (the "1999 Acquisitions"). In 2000, we completed nine acquisitions of cable systems serving a total of 53,000 basic subscribers as of December 31, 2000 (the "2000 Acquisitions").

      The following table sets forth information on the acquisitions we completed in 1998, 1999 and 2000.

                                                                                                 Basic Subscribers
                                                                             Purchase Price            as of
Predecessor Owner                                     Acquisition Date       (in millions)       December 31, 2000
-----------------                                     ----------------       -------------       -----------------
Jones Intercable, Inc.                                January 1998             $     21.4               18,500
Cablevision Systems Corporation                       January 1998                  308.2              273,200
Cablevision Systems Corporation (Caruthersville)      October 1998                    5.0                4,000
Zylstra Communications Corporation                    October 1999                   19.5               14,000
Triax Midwest Associates, L.P.                        November 1999                 740.1              349,800
Rapid Communications Partners, L.P.                   April 2000                      8.0                6,000
MidAmerican Cable Systems, L.P.                       April 2000                      8.0                5,000
TriCable, Inc                                         May 2000                        1.8                1,000
Spirit Lake Cable TV, Inc.                            June 2000                      10.8                5,000
South Kentucky Services Corporation                   July 2000                       2.1                1,000
Dowden Midwest Cable Partners, L.P.                   August 2000                     1.2                1,000
Illinet Communications of Central Illinois, LLC       October 2000                   15.8                8,000
Satellite Cable Services, Inc.                        October 2000                   27.5               12,000
AT&T Broadband, LLC                                   December 2000                  34.0               14,000
                                                                               ----------              -------
                                                                               $  1,203.4              712,500
                                                                               ==========              =======

Pending AT&T Acquisitions

      On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Unless otherwise stated in this Annual Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.

General

      For each of the past three years, we have generated significant increases in revenues principally as a result of our acquisition activities and increases in monthly revenues per basic subscriber. Approximately 92.3% of our revenues for the year ended December 31, 2000 are attributable to monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by our cable systems. The remaining 7.7% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are also included in their corresponding revenue category.

      Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services we have offered and improvements in the quality of programming. We believe that under the Federal Communication

Commission's existing cable rate regulations, we will be able to increase our rates for cable television services to more than cover any increases in the programming costs. However, competitive factors may limit our ability to increase our rates. We benefit from our membership in a cooperative of cable television companies which serves over twelve million basic subscribers and which provides its members with volume discounts from programming suppliers and cable equipment vendors. Selling, general and administrative expenses directly attributable to our cable television systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising sales and office administration. Management fee expense reflects fees paid to MCC for management services rendered to the Company's operating subsidiaries.

      The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to our financing activities, have caused us to report net losses in our limited operating history. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

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

EBITDA is included herein because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

Actual Results of Operations

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The following historical information includes the results of operations of the 1999 Acquisitions and the 2000 Acquisitions (together, the "1999-2000 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

      Revenues. Revenues increased 88.6% to $332.1 million for the year ended December 31, 2000 as compared to $176.1 million for the prior year. Of the revenue increase of $156.0 million, $137.8 was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, revenues increased 11.9% primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our recently launched digital cable and high-speed Internet access services.

      Service costs. Service costs increased 96.8% to $114.2 million for the year ended December 31, 2000 as compared to $58.1 million for the prior year. The 1999-2000 Acquisitions accounted for $48.2 million of the total increase. Excluding the 1999-2000 Acquisitions, these costs increased 16.1% primarily as a result of higher programming expenses, including the cost of additional channel offerings to our basic subscribers. As a percentage of revenues, service costs were 34.4% for the year ended December 31, 2000, as compared with 33.0% for the prior year.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 69.4% to $55.8 million for the year ended December 31, 2000 as compared to $32.9 million for the prior year. The 1999-2000 Acquisitions accounted for $21.5 million of the total increase. Excluding the 1999-2000 Acquisitions, these costs increased 4.6%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the year ended December 31, 2000, as compared with 18.7% for the prior year.

      Management fee expense. Management fee expense decreased 13.3% to $6.0 million for the year ended December 31, 2000 as compared to $7.0 million for the prior year. As a percentage of revenues, management fee expense was 1.8% for the year ended December 31, 2000 as compared with 3.9% for the prior year. The decrease in management fee expense was primarily due to higher amounts charged by Mediacom Management during the year ended December 31, 1999 under management agreements between Mediacom Management and our operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new agreements between MCC and our operating subsidiaries. See Notes 7 and 12 of our consolidated financial statements.

      Depreciation and amortization. Depreciation and amortization increased 76.1% to $177.9 million for the year ended December 31, 2000 as compared to $101.1 million in the prior year. This increase was due to our purchase of the 1999-2000 Acquisitions and additional capital expenditures associated with the upgrade of our cable systems.

      Non-cash stock charges. Non-cash stock charges increased 82.9% to $28.3 million for the year ended December 31, 2000 as compared to $15.4 million in the prior year. The non-cash charges in 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering and a $3.8 million charge related to the vesting of equity grants made to certain members of our management team during 1999. Non-cash stock charges for the year ended December 31, 1999 consist of a $628,000 charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge relatd to the vesting of equity grants to certain members of our management team. See Notes 7 and 11 of our consolidated financial statements.

      Operating loss. Due to the factors described above, we generated an operating loss of $50.2 million for the year ended December 31, 2000, as compared to an operating loss of $38.4 million for the year ended December 31, 1999.

      Interest expense, net. Interest expense, net, increased 82.4% to $69.0 million for the year ended December 31, 2000 as compared to $37.8 million for the prior year. This increase was substantially due to higher average debt outstanding during the year ended December 31, 2000 as a result of the indebtedness incurred in connection with the purchase of the 1999-2000 Acquisitions and to fund capital expenditures.

      Other expenses. Other expenses increased 490.4% to $30.0 million for the year ended December 31, 2000 as compared to $5.1 million for the prior year. This change was principally due to a non-cash loss of $28.5 million resulting from, the decline in value of our investment in shares of SoftNet Systems, Inc. common stock that was deemed other than temporary. See Note 10 of our consolidated financial statements.

      Net loss. Due to the factors described above, we generated a net loss of $149.2 million for the year ended December 31, 2000 as compared to a net loss of $81.3 million for the prior year.

      EBITDA. EBITDA increased 99.7% to $156.0 million for the year ended December 31, 2000 as compared to $78.1 million for the prior year. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.0% for the year ended December 31, 2000, compared to 44.4% for the prior year.

   Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      The following historical information includes the results of operations of the 1998 Acquisitions and the 1999 Acquisitions (together, the "1998-1999 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

      Revenues. Revenues increased 36.2% to $176.1 million for the year ended December 31, 1999, as compared to $129.3 million for the prior year. The 1998-1999 Acquisitions accounted for $43.0 million of the total increase. Excluding the 1998-1999 Acquisitions, revenues increased 13.9% primarily due to basic rate increases associated with new programming introductions in our core cable television services and to internal basic subscriber growth of 1.9%.

      Service costs. Service costs increased 32.4% to $58.1 million for the year ended December 31, 1999, as compared to $43.8 million for the prior year. The 1998-1999 Acquisitions accounted for $12.8 million of the total increase. Excluding the 1998-1999 Acquisitions, these costs increased 18.8% primarily as a result of higher programming costs. As a percentage of revenues, service costs were 33.0% for the year ended December 31, 1999, as compared to 33.9% for the prior year.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 28.7% to $32.9 million for the year ended December 31, 1999, as compared to $25.6 million for the prior year. The 1998-1999 Acquisitions accounted for $7.1 million of the total increase. Excluding the 1998-1999 Acquisitions, these costs increased 5.5% primarily due to increased marketing costs associated with the promotion of new programming services and increased personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 18.7% for the year ended December 31, 1999, as compared to 19.8% for the prior year.

      Management fee expense. Management fee expense increased 19.9% to $7.0 million for the year ended December 31, 1999, as compared to $5.8 million for the prior year, due to the higher revenues generated in the 1999 period. The management agreements were amended on November 19, 1999 in connection with an amendment to Mediacom LLC's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues. See Note 7 of our consolidated financial statements.

      Depreciation and amortization. Depreciation and amortization increased 53.6% to $101.1 million for the year ended December 31, 1999, as compared to $65.8 million for the prior year. This increase was substantially due to our purchase of the 1999 Acquisitions and additional capital expenditures associated with the upgrade of our cable systems.

      Non-cash stock charges. Non-cash stock charges were $15.4 million for the year ended December 31, 1999. These non-cash charges resulted from amendments to our management agreements with Mediacom Management and a grant of equity interests to certain members of our management team. See Notes 7 and 11 of our consolidated financial statements.

      Operating loss. Due to the factors described above, we generated an operating loss of $38.4 million for the year ended December 31, 1999, as compared to an operating loss of $11.7 million for the prior year.

      Interest expense, net. Interest expense, net, increased 57.6% to $37.8 million for the year ended December 31, 1999, as compared to $24.0 million for the prior year. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the indebtedness incurred in connection with the purchase of the 1999 Acquisitions and to fund capital expenditures.

      Other expenses. Other expenses increased 25.4% to $5.1 million for the year ended December 31, 1999, as compared to $4.1 million for the prior year. This increase was principally due to acquisition fees payable to Mediacom Management in 1999 relating to the 1999 Acquisitions.

      Net loss. Due to the factors described above, we generated a net loss of $81.3 million for the year ended December 31, 1999, as compared to a net loss of $39.8 million for the prior year.

      EBITDA. EBITDA increased 44.5% to $78.1 million for the year ended December 31, 1999, as compared to $54.1 million for the prior year. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 44.4% for the year ended December 31, 1999, as compared to 41.8% for the prior year.

Selected Pro Forma Results

      We report the results of operations of the 1999-2000 Acquisitions from the date of their respective acquisition. The financial information below for the years ended December 31, 2000 and 1999 presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had we operated these cable systems since the beginning of 1999.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       2000            1999
                                                       ----            ----
                                                   (dollars in thousands, except
                                                      per subscriber data)
Revenues...........................................  $ 348,391      $ 318,086

Costs and expenses:
   Service costs...................................    120,578        108,049
   SG&A expenses...................................     58,552         56,718
   Management fee expense..........................      6,029         11,175
   Depreciation and amortization...................    185,498        165,712
   Non-cash stock charges..........................     28,254         15,445
                                                     ---------      ---------
Operating loss.....................................  $ (50,520)     $ (39,013)
                                                     =========      =========
Other Data:
EBITDA.............................................    163,232        142,144
EBITDA margin (1)..................................       46.9%          44.7%
Basic subscribers (2)..............................    779,000        770,600
Average monthly revenue per basic subscriber (3)...  $   38.45      $   35.39

----------
(1)   Represents EBITDA as a percentage of revenues.
(2)   At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

   Selected Pro Forma Results for Year Ended December 31, 2000 Compared to Selected Pro Forma Results for Year Ended December 31, 1999

      Revenues increased 9.5% to $348.4 million for the year ended December 31, 2000, as compared to $318.1 million for the prior year. This increase was attributable principally to internal subscriber growth of 1.1%, basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our recently launched digital cable and high-speed Internet access services.

      Service costs and selling, general and administrative expenses in the aggregate increased 8.7% to $179.1 million for the year ended December 31, 2000 from $164.8 million for the prior year, principally due to higher programming costs.

      Management fee expense decreased 46.0% to $6.0 million for the year ended December 31, 2000 from $11.2 million for the prior year. This decrease was primarily attributable to the reduction of the 1999 Acquisitions' management fee expense subsequent to their acquisition and the termination of management agreements between Mediacom Management and our operating subsidiaries. Such management agreements were terminated on the date of MCC's initial public offering in February 2000 and were replaced with new management agreements between MCC and our operating subsidiaries. As a percentage of revenues, management fee expense was 1.7% for the year ended December 31, 2000 as compared with 3.5% for the prior year.

      Depreciation and amortization increased 11.9% to $185.5 million for the year ended December 31, 2000 from $165.7 million for the prior year. This increase was principally due to capital expenditures associated with the upgrade of our cable systems. Non-cash stock charges were as reported above.

      As a result of the above factors, we generated an operating loss of $50.5 million for the year ended December 31, 2000, compared to $39.0 million for the prior year.

      EBITDA increased by 14.8% to $163.2 million for the year ended December 31, 2000 from $142.1 million for the prior year. The EBITDA margin improved to 46.9% for the year ended December 31, 2000 from 44.7% for the year ended December 31, 1999.

Liquidity and Capital Resources

      Our business requires substantial capital for the upgrade, expansion and maintenance of our cable network. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded and will continue to fund our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

   Investing Activities

      Our capital expenditures were $182.6 million, $86.7 million and $53.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The higher capital expenditures in 2000 reflect the significant investments we are making in the 1999-2000 Acquisitions and our accelerated network upgrade program. As of December 31, 2000, as a result of our cumulative capital investment in the network upgrade program, including the 2000 Acquisitions, approximately 74% of our cable network was upgraded with 550MHz to 750MHz bandwidth capacity and approximately 47% of our homes passed were activated with two-way communications capability. At year-end 2000, our digital cable service was available to approximately 400,000 basic subscribers, and our cable modem service was launched in cable systems with 486,000 homes passed.

      We plan to continue our aggressive cable network upgrade program and expect that 90% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 80% of our homes passed will have two-way communications capability by year-end 2001. At the same period end, we expect to offer digital cable service to 550,000 basic subscribers and to launch cable modem service in cable systems with 800,000 homes passed. By year-end 2001, we expect to serve between 90,000 and 100,000 digital cable customers and between 45,000 and 50,000 data customers. To achieve these targets and to fund other requirements, including new plant construction, headend eliminations, regional fiber interconnections and network maintenance, we expect to invest between $180.0 million and $200.0 million in capital expenditures in 2001.

      In 1998, we completed three acquisitions of cable systems that served approximately 295,700 basic subscribers as of December 31, 2000, for an aggregate purchase price of $334.6 million. In 1999, we completed two acquisitions of cable systems that served approximately 363,800 basic subscribers as of December 31, 2000, for an aggregate purchase price of $759.6 million. In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million.

      On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities. These transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

   Financing Activities

      To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs, during the past three years we completed the following financing arrangements:

      o     $200.0 million offering of our 8 1/2% senior notes due April 2008;

      o     $125.0 million offering of our 7 7/8% senior notes due February
            2011;

      o     $550.0 million subsidiary credit facilities expiring in September
            2008;

      o     $550.0 million subsidiary credit facilities expiring in December
            2008;

      o     $104.5 million of equity capital contributed by our members; and

      o     $354.5 million of equity capital contributed by MCC in February
            2000.

      The final maturities of our subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our 8 1/2% senior notes prior to March 31, 2007. As of December 31, 2000, we were in compliance with all of the financial and other covenants in our subsidiary credit facilities and our public debt indentures. As of December 31, 2000, we had approximately $436.6 million of unused credit commitments under our subsidiary credit facilities.

      As of December 31, 2000, we entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under our subsidiary credit facilities. As a result of these interest rate swap agreements, 50% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of December 31, 2000, our weighted average cost of indebtedness was approximately 8.2%.

      Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended December 31, 2000, our debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.9x and our interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.3x.

      On January 24, 2001, we and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes. After giving effect to this senior note offering and the use of proceeds therefrom, as of March 22, 2001, our unused credit commitments under our subsidiary credit facilities were approximately $900.0 million.

      On February 7, 2001, we and Mediacom Capital filed a registration statement with the SEC under which we may sell debt securities for a maximum amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

      Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our obligations and complete our pending and future acquisitions. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Recent Accounting Pronouncements

      In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. We estimate the impact of the adoption of SFAS 133, as amended, will result in an after tax charge of approximately $1.6 million which will be reflected as a change in accounting principle in 2001.

      In March 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 does not apply to our basic cable television business. We will continue to account for revenues based upon Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies." SAB 101 will not have a material impact on our results of operations and consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 does not have a material impact on our results of operations and consolidated financial statements.

Inflation and Changing Prices

      Our systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on our results of operations.

Risk Factors

   We have a history of net losses and may not be profitable in the future

      We have had a history of net losses and expect to continue to report net losses for the foreseeable future, which could adversely affect our ability to finance our business in the future. We reported net losses of $39.8 million, $81.3 million and $149.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. The principal reasons for our prior and anticipated net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money. We expect that we will continue to incur these expenses at increased levels as a result of our recent and pending acquisitions and our network upgrade program, which expenses will result in continued net losses.

   If the AT&T transactions are consummated, the risks detailed herein may intensify

      MCC and AT&T Broadband, LLC have entered into agreements under which various affiliates of AT&T Broadband will sell to MCC (subject to certain conditions) cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri. The aggregate purchase price payable by MCC for these systems is $2.215 billion in cash, subject to closing adjustments. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities.

      In the event that these transactions are consummated, our indebtedness may increase substantially. In such case, each of the risks set forth in this Annual Report, and particularly the risk detailed below under "We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service," may intensify.

   We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance

      We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our operations in early 1998. In addition, our acquisitions in late 1999 doubled the number of subscribers served by our cable systems. As a result, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

   If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected

      Since January 1, 1998, we have completed 14 acquisitions that comprise approximately 91% of our current basic subscribers. In addition, we expect to continue to acquire cable systems as an element of our business strategy. The successful integration and management of acquired cable systems involve the following principal risks that could adversely affect our growth and profitability:

      o our acquired cable systems may result in unexpected operating difficulties, liabilities or contingencies, which could be significant;

      o the integration of acquired cable systems may place significant demands on our management, diverting their attention from, and making it more difficult for them to manage, our other cable systems;

      o the integration of acquired cable systems may require significant financial resources that could otherwise be used for the ongoing development of our other cable systems, including our network upgrade program;

      o we may be unable to recruit additional qualified personnel which may be required to integrate and manage acquired cable systems; and

      o our existing operational, financial and management systems may be incompatible with or inadequate to effectively integrate and manage acquired cable systems and any steps taken to implement changes in our cable systems may not be sufficient.

   The loss of key personnel could have a material adverse effect on our business

      Our success is substantially dependent upon the retention and continued performance of the key personnel of MCC, including Rocco B. Commisso, its Chairman and Chief Executive Officer. MCC has not entered into an employment agreement with Mr. Commisso. If Mr. Commisso or any other key personnel of MCC ceases to be employed by MCC for any reason, our business could be materially adversely affected. In addition, our subsidiary credit facilities provide that a default will result if Mr. Commisso ceases to be Chairman and Chief Executive Officer of MCC. MCC does not currently maintain key man life insurance on Mr. Commisso.

   We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service

      Our total debt as of December 31, 2000 was approximately $987.0 million on a historical basis and $1,025.0 million on a pro forma basis after giving effect to our January 2001 offer and sale of $500.0 million of senior notes and the application of the proceeds therefrom. Our interest expense for the year ended December 31, 2000 was $69.0 million on a historical basis and $92.2 million on a pro forma basis after giving effect to our January 2001 offer and sale of $500.0 million of senior notes and the application of the proceeds therefrom.

      This high level of debt and our debt service obligations could have material consequences, including:

      o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

      o we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

      o some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

      o we may be more vulnerable to economic downturns and adverse developments in our business;

      o we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

      o we may be at a disadvantage when compared to those of our competitors that have less debt; and

      o     we may not be able to implement our strategy.

      We anticipate incurring additional debt to fund the expansion, maintenance and upgrade of our cable systems and may incur additional debt to finance a portion of MCC's purchase of the AT&T Broadband systems. If new debt is added to our current debt levels, the related risks that we now face could intensify.

   A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness or a foreclosure on the membership interests of our operating subsidiaries

      The indentures governing our senior notes and the agreements governing our subsidiary credit facilities contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the applicable indenture or agreement which could result in the indebtedness under our indentures or agreements becoming immediately due and payable. In addition, a default under our indentures or our subsidiary credit facilities could result in a default or acceleration of our other indebtedness with cross-default provisions and could result in a foreclosure by the lenders under our subsidiary credit facilities on the membership interests of our operating subsidiaries that we pledged to secure these facilities.

   The terms of our indebtedness could materially limit our financial and operating flexibility

      Several of the covenants contained in our indentures and our subsidiary credit facilities could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

      o     incur additional indebtedness;

      o     create liens and other encumbrances;

      o pay dividends and make other payments, investments, loans and guarantees;

      o     enter into transactions with related parties;

      o sell or otherwise dispose of assets and merge or consolidate with another entity;

      o     repurchase or redeem capital stock or debt;

      o     pledge assets; and

      o     issue capital stock.

   We may not be able to obtain additional capital to continue the development of our business

      Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems. We may not be able to obtain the funds necessary to finance our capital improvement program through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, our growth could be adversely affected.

   If we are unsuccessful in implementing our growth strategy, our profitability could be adversely affected

      We expect that a substantial portion of our future growth will be achieved through revenues from new products and services and the acquisition of additional cable systems. We may not be able to offer these new products and services successfully to our customers and these new products and services may not generate adequate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital set-top terminals and cable modems) due to production capacity constraints of certain vendors or materials shortages. In addition, our acquisition strategy may not be successful. In recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects. This consolidation may increase the purchase price of future acquisitions, and we may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete acquisitions in the future.

   Our costs may increase significantly, which could adversely affect our growth and profitability

      The expansion and upgrade of our cable systems require us to hire and enter into construction agreements with contractors. The growth and consolidation of the cable television industry has created an increasing demand for cable construction services, which has increased the costs of these services. Our construction costs may increase significantly over the next few years as existing agreements expire and we negotiate new agreements. In addition, we may not be able to construct new cable systems or expand or upgrade existing or acquired systems in a timely manner or at a reasonable cost, which may adversely affect our growth and profitability. Our programming costs are substantial and may increase, which could result in a decrease in profitability if we are unable to pass increases on to our customers. In recent years, the cable television industry has experienced a rapid escalation in the cost of programming, particularly sports programming. The escalation in programming costs may continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we upgrade the number of channels that we provide to our customers and add programming to our basic and expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. Other costs in operating our cable systems may also increase significantly. The inability to pass these cost increases on to our customers could adversely affect our profitability.

   The Chairman and Chief Executive Officer of MCC has the ability to control all major corporate decisions, which could inhibit or prevent a change of control or change in management

      Rocco B. Commisso, the Chairman and Chief Executive Officer of MCC, beneficially owns common stock of MCC representing approximately 86% of the combined voting power. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of its entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. The covenants contained in our subsidiary credit facilities provide that a default will result if Mr. Commisso, together with one or more of our employees, ceases to own at least 50.1% of the combined voting power of the common stock of MCC .

   We may not be able to compete effectively in the highly competitive cable industry

      Our industry is highly competitive. The nature and level of the competition we face affects, among other things, how much we must spend to upgrade our cable systems, how much we must spend on marketing and promotions and the prices we can charge our customers. We may not have the resources necessary to compete effectively. Many of our present and potential competitors may have fewer regulatory burdens, substantially greater resources, greater brand name recognition and long-standing relationships with regulatory authorities. We expect advancements in communications technology, as well as changes in the marketplace, to occur in the future which may compete with services that our cable systems offer. The success of these ongoing and future developments could have an adverse impact on our business and operations.

   Continued growth of direct broadcast satellite operators could adversely affect our growth and profitability

      Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. The continued growth of direct broadcast satellite operators may adversely affect our growth and profitability. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

   Recent changes in the regulatory environment may introduce additional competitors in our markets

      Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and registered utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments will enable local telephone and utility companies to provide a wide variety of video services in their service areas which will be directly competitive with the services provided by cable systems in the same area.

   Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets

      Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an overbuild. While we currently face overbuilds in a limited number of our markets, we are unable to predict whether competitors will develop in other franchise areas that we serve. Moreover, we are unable to predict the impact these competitive ventures might have on our business and operations.

   We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services

      The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

   Our franchises are subject to non-renewal or termination by local authorities, which could cause us to lose our right to operate some of our systems

      Cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, we use interest rate swap agreements in order to fix interest rates under debt contracts for the duration of the contract as a hedge against interest rate volatility. As of December 31, 2000, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate nonperformance by the counterparties. We would have paid approximately $1.6 million at December 31, 2000 if the interest rate exchange agreements were terminated, inclusive of accrued interest. The table below provides information on our long-term debt. See Note 6 to our consolidated financial statements.

                                                  Expected Maturity
                         -------------------------------------------------------------------
                                          (All dollar amounts in thousands)

                          2001       2002        2003        2004        2005      Thereafter      Total      Fair Value
                       -------    -------     -------     -------     -------      ----------    ---------    ----------
Fixed rate             $     -    $     -     $     -     $     -     $     -      $  200,000    $ 200,000    $  187,000
Weighted average
  interest rate            8.5%       8.5%        8.5%        8.5%        8.5%            8.5%         8.5%

Fixed rate             $     -    $     -     $     -     $     -     $     -      $  125,000    $ 125,000    $  107,000
Weighted average
  interest rate            7.9%       7.9%        7.9%        7.9%        7.9%            7.9%         7.9%

Variable rate          $     -    $   750     $ 2,000     $ 2,000     $ 2,000      $  655,250    $ 662,000    $  662,000
Weighted average
  interest rate            8.3%       8.3%        8.3%        8.3%        8.3%            8.3%         8.3%

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         MEDIACOM LLC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                    --------
                                                                       Page
                                                                       ----
     Report of Independent Public Accountants........................    49
     Consolidated Balance Sheets as of December 31, 2000 and 1999....    50
     Consolidated Statements of Operations for the Years Ended
        December 31, 2000, 1999, and 1998............................    51
     Consolidated Statements of Changes in Members' Equity and
        Comprehensive loss for the Years Ended December 31, 2000,
        1999 and 1998................................................    52
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000, 1999 and 1998.............................    53
     Notes to Consolidated Financial Statements......................    54
     Schedule II-Valuation of Qualifying Accounts....................    66


                          MEDIACOM CAPITAL CORPORATION

                          INDEX TO FINANCIAL STATEMENT
                                    Contents
                                                                       Page
                                                                       ----
     Report of Independent Public Accountants........................    67
     Balance Sheets as of December 31, 2000 and 1999.................    68
     Notes to Balance Sheets.........................................    69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediacom LLC:

We have audited the accompanying consolidated balance sheets of Mediacom LLC (a New York limited liability company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in members' equity and comprehensive loss and cash flows for each of the three years in the period then ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacom LLC and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period then ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 16, 2001

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                   December 31,
                                                                   ------------
                                                                2000         1999
                                                             ----------   ----------

                                     ASSETS

Cash and cash equivalents................................    $    4,093   $    4,473
Subscriber accounts receivable, net of allowance
   for doubtful accounts of $932 and $772, respectively..        13,500       12,149
Prepaid expenses and other assets........................         7,023        4,376
Investments..............................................         3,985        8,794
Investment in cable television systems:
   Inventory.............................................        14,131       12,384
   Property, plant and equipment, at cost................       840,052      700,696
   Less: accumulated depreciation........................      (204,440)    (101,693)
                                                             ----------   ----------
     Property, plant and equipment, net..................       635,612      599,003
   Intangible assets, net of accumulated amortization
     of $124,955 and $56,171, respectively...............       680,420      588,103
                                                             ----------   ----------
     Total investment in cable television systems........     1,330,163    1,199,490
Other assets, net of accumulated amortization of
   $5,749 and $6,343, respectively.......................        17,008       43,599
                                                             ----------   ----------
     Total assets........................................    $1,375,772   $1,272,881
                                                             ==========   ==========

                        LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
   Debt..................................................    $  987,000   $1,139,000
   Accounts payable and accrued expenses.................        80,143       56,310
   Subscriber advances...................................         3,886        3,188
   Management fees payable...............................         1,236          873
   Deferred revenue......................................        40,510       18,895
                                                             ----------   ----------
     Total liabilities...................................    $1,112,775   $1,218,266
                                                             ----------   ----------

MEMBERS' EQUITY
   Capital contributions.................................       521,696      142,096
   Other equity..........................................        18,598       39,917
   Accumulated comprehensive (loss) income...............          (414)         261
   Accumulated deficit...................................      (276,883)    (127,659)
                                                             ----------   ----------
     Total members' equity...............................       262,997       54,615
                                                             ----------   ----------
     Total liabilities and members' equity...............    $1,375,772   $1,272,881
                                                             ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (All amounts in 000's)

                                                                  Years Ended December 31,
                                                           ----------------------------------
                                                               2000        1999        1998
                                                           ---------     --------    --------
Revenues...............................................    $ 332,050     $176,052    $129,297

Costs and expenses:
     Service costs.....................................      114,234       58,058      43,849
     Selling, general and administrative expenses......       55,820       32,949      25,596
     Management fee expense............................        6,029        6,951       5,797
     Depreciation and amortization.....................      177,928      101,065      65,793
     Non-cash stock charges............................       28,254       15,445          -
                                                           ---------     --------    --------
Operating loss.........................................      (50,215)     (38,416)    (11,738)
                                                           ---------     --------    --------
Interest expense, net..................................       68,973       37,817      23,994
Other expenses.........................................       30,036        5,087       4,058
                                                           ---------     --------    --------
Net loss...............................................    $(149,224)    $(81,320)   $(39,790)
                                                           ==========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                     MEMBERS' EQUITY AND COMPREHENSIVE LOSS
                         (All dollar amounts in 000's)

                                                                            Accumulated
                                               Capital         Other       Comprehensive    Accumulated
                                            Contributions      Equity      (Loss) Income      Deficit         Total
                                             ----------      ---------      ----------      ----------      ----------
   Balance, December 31, 1997                $   30,990      $       -        $      -      $   (6,549)     $   24,441
      Comprehensive loss:
        Net loss                                      -              -               -         (39,790)
        Comprehensive loss                                                                                     (39,790)
      Members' contributions                     94,000              -               -               -          94,000
                                             ----------      ---------        --------      ----------      ----------
   Balance, December 31, 1998                $  124,990      $       -        $      -      $  (46,339)     $   78,651
      Comprehensive loss:
        Net loss                                      -              -               -         (81,320)
        Unrealized gain on investments                -              -             261               -
        Comprehensive loss                                                                                     (81,059)
      Members' contributions                     10,500              -               -               -          10,500
      Non-cash contributions                      6,606              -               -               -           6,606
      Non-cash contribution for the
        reduction of management fees                  -         25,100               -               -          25,100
      Equity issued to management                     -         27,016               -               -          27,016
      Non-vested portion of equity
        granted to management                         -        (12,199)              -               -         (12,199)
                                             ----------      ---------        --------      ----------      ----------
   Balance, December 31, 1999                $  142,096      $  39,917        $    261      $ (127,659)     $   54,615
      Comprehensive loss:
        Net loss                                      -              -               -        (149,224)
        Unrealized loss on investments                -              -            (675)              -
        Comprehensive loss                                                                                    (149,899)
      Equity contribution from MCC              354,500              -               -               -         354,500
      Reclassification of vested equity to
        capital contributions                    25,100        (25,100)              -               -               -
      Vesting of equity granted to
        management, net of forfeiture                 -          3,781               -               -           3,781
                                             ----------      ---------        --------      ----------      ----------
   Balance, December 31, 2000                $  521,696      $  18,598        $   (414)     $ (276,883)     $  262,997
                                             ==========      =========        ========      ==========      ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)

                                                                                      Years Ended December 31,
                                                                            ----------------------------------------------
                                                                                 2000             1999            1998
                                                                            -----------      -----------     -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss............................................................     $  (149,224)     $   (81,320)    $    (39,790)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Accretion of interest on seller note..............................               -              225              287
     Depreciation and amortization.....................................         177,928          101,065           65,793
     Impairment of available-for-sale securities.......................          28,488                -                -
     Vesting of management stock.......................................           3,781           14,817                -
     Other non-cash charges............................................          24,473            7,234                -
     Amortization of SoftNet revenue...................................          (2,502)            (142)               -
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable..................................            (980)             429           (1,437)
       Prepaid expenses and other assets...............................          (2,276)          (2,211)             329
       Accounts payable and accrued expenses...........................          13,172           13,120           26,665
       Subscriber advances.............................................             320              480              852
       Management fees payable.........................................             363              (89)             857
       Deferred revenue................................................            (325)             608                -
                                                                            -----------      -----------      -----------
         Net cash flows provided by operating activities...............          93,218           54,216           53,556
                                                                            -----------      -----------      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures................................................        (182,552)         (86,669)         (53,721)
   Acquisitions of cable television systems............................        (112,142)        (764,253)        (343,330)
   Other, net..........................................................            (919)            (626)             (34)
                                                                            -----------      -----------      -----------
         Net cash flows used in investing activities...................        (295,613)        (851,548)        (397,085)
                                                                            -----------      -----------      -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings......................................................         318,000          995,700          488,200
   Repayment of debt...................................................        (470,000)        (194,830)        (223,350)
   Capital contributions...............................................         354,500           10,500           94,000
   Financing costs.....................................................            (485)         (11,777)         (14,136)
                                                                            -----------      -----------      -----------
         Net cash flows provided by financing activities...............         202,015          799,593          344,714
                                                                            -----------      -----------      -----------
         Net (decrease) increase in cash and cash equivalents..........            (380)           2,261            1,185

CASH AND CASH EQUIVALENTS, beginning of year...........................           4,473            2,212            1,027
                                                                            -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year.................................     $     4,093      $     4,473      $     2,212
                                                                            ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest..............................     $    74,811      $    28,639      $    21,127
                                                                            ===========      ===========      ===========
   Cash paid during the year for taxes.................................     $        50      $         -      $         -
                                                                            ===========      ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Limited Liability Company

   Organization

      Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company wholly-owned by Mediacom Communications Corporation ("MCC"), is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2000, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

      On February 9, 2000, MCC, a Delaware corporation organized in November 1999, completed an initial public offering of its Class A common stock. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom and became the sole member and manager of Mediacom.

      Prior to February 9, 2000, Mediacom conducted its affairs pursuant to an amended and restated operating agreement among its members. Pursuant to this amended and restated operating agreement, net losses were generally allocated first to the Commisso Members (the "Primary Members"), as defined therein, including the Chairman and Chief Executive Officer of MCC (the "Manager"), and the balance of the net losses to the other members ratably in accordance with their respective membership units.

      Mediacom serves as a holding company for the Company's operating subsidiaries. Each operating subsidiary is wholly-owned by Mediacom, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, that is held by Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation.

      Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of public debt securities. Mediacom Capital has nominal assets and does not conduct operations of its own.

   Capitalization

      For the years ended December 31, 1999 and 1998, Mediacom received equity contributions from its members of $10.5 million and $94.0 million respectively. On February 9, 2000, Mediacom received an equity contribution from MCC of $354.5 million.

(2) Summary of Significant Accounting Policies

   Basis of Preparation of Consolidated Financial Statements

      The consolidated financial statements include the accounts of Mediacom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Revenue Recognition

      Revenues include amounts billed to customers for services provided, installations, advertising and others. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct selling costs incurred. Additional installation revenues collected, if any, are deferred and amortized to income over the estimated average life of a subscriber. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

   Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

      The Company's accounts receivable is comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

   Investments

      Investments consist of equity securities. Management classifies these securities as available-for-sale securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value, with unrealized gains and losses reported as a component of accumulated comprehensive income. If a decline in the fair value of the security is judged to be other than temporary, a realized loss will be recorded.

   Inventory

      Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the average cost method.

   Property, Plant and Equipment

      Property, plant and equipment is recorded at purchased and capitalized cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. The Company capitalized interest of approximately $5.3 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets.

      Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

      Depreciation is calculated on a straight-line basis over the following useful lives:

     Buildings......................................   45 years
     Leasehold improvements.........................   Life of respective lease
     Cable systems and equipment....................   5 to 10 years
     Subscriber devices.............................   5 years
     Vehicles.......................................   5 years
     Furniture, fixtures and office equipment.......   5 to 10 years

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Intangible Assets

      Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

     Franchising costs.....................................       15 years
     Goodwill                                                     15 years
     Subscriber lists......................................       5 years
     Covenants not to compete..............................       3 to 7 years

   Impairment of Long-Lived Assets

      The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There has been no impairment of long-lived assets of the Company under SFAS 121.

   Other Assets

      Other assets include financing costs of approximately $17.0 million and $19.1 million and a deferred stock expense of approximately $0 and $24.5 as of December 31, 2000 and 1999, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings. The deferred stock expense was recognized during 2000 as a non-cash stock charge in the consolidated statements of operations. (See Note 7).

   Comprehensive Loss

      During 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. In accordance with SFAS 130, the Company records temporary unrealized gains and losses on investments as a component of accumulated comprehensive income.

   Segment Reporting

      In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," segments have been identified based upon management responsibility. Management has identified one reportable segment, cable services.

   Reclassifications

      Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

   Recent Accounting Pronouncements

      In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company estimates the impact of the adoption of SFAS 133, as amended, will result in an after tax charge of approximately $1.6 million which will be reflected as a change in accounting principle in 2001.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In March 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 does not apply to the Company's basic cable television business. The Company will continue to account for revenues based upon Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies." SAB 101 will not have a material impact on the Company's results of operations and consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 does not have a material impact on the Company's results of operations and consolidated financial statements.

(3) Acquisitions

      The Company has completed the undernoted acquisitions (the "Acquired Systems") in 2000 and 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

   2000

      During 2000, the Company completed nine acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.2 million, including a $2.5 million deferred conditional payment to a seller. The cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $48.2 million to property, plant and equipment, and approximately $58.5 million to intangible assets. Additionally, approximately $2.7 million of direct acquisition costs have been allocated to property, plant and equipment and intangible assets. These acquisitions were financed with borrowings under the Company's credit facilities. (See Note 6).

   1999

      On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation (the "Zylstra Systems"), for a purchase price of approximately $19.5 million. Zylstra owned and operated cable systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been allocated as follows: $7.8 million to property, plant and equipment, and $11.7 million to intangible assets. Additionally, approximately $400,000 of direct acquisition costs has been allocated to property, plant and equipment and intangible assets. The Zylstra acquisition was financed with borrowings under the Company's credit facilities. (See Note 6).

      On November 5, 1999, the Company acquired the assets of cable systems owned by Triax Midwest Associates, L.P. (the "Triax Systems"), for a purchase price of approximately $740.1 million. The Triax Systems served approximately 344,000 subscribers primarily in Illinois, Indiana, and Minnesota. The purchase price has been allocated based on an independent appraisal as follows: $198.3 million to property, plant and equipment, and $541.8 million to intangible assets. Additionally, approximately $13.5 million of direct acquisition costs has been allocated to property, plant and equipment, intangible assets and other assets. The Triax acquisition was financed with $10.5 million of additional equity contributions from Mediacom LLC's members and borrowings under the Company's credit facilities. (See Notes 1 and 6).

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of the Acquired Systems had been consummated as of January 1, 1999. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

                                                 2000        1999
                                             -----------  -----------
                                               (dollars in thousands)
                                                    (unaudited)

     Revenues............................    $  348,391   $  318,086
     Operating loss......................       (50,520)     (39,013)
     Net loss............................      (150,483)    (139,005)


(4) Property, Plant and Equipment

      As of December 31, 2000 and 1999, property, plant and equipment consisted of:

                                                          2000          1999
                                                        ---------    ---------
                                                        (dollars in thousands)

     Land and land improvements.......................  $     578    $     414
     Buildings and leasehold improvements.............     11,973        6,171
     Cable systems, equipment and subscriber devices..    801,719      682,305
     Vehicles.........................................     17,865        7,211
     Furniture, fixtures and office equipment.........      7,917        4,595
                                                        ---------    ---------
                                                        $ 840,052    $ 700,696
     Accumulated depreciation.........................   (204,440)    (101,693)
                                                        ---------    ---------
                                                        $ 635,612    $ 599,003
                                                        =========    =========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $106.8 million, $59.2 million and $39.7 million, respectively.

(5) Intangible Assets

      The following table summarizes the net asset value for each intangible asset category as of December 31, 2000 and 1999 (dollars in thousands):

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Gross Asset    Accumulated     Net Asset
     2000                              Value       Amortization      Value
     ----                           ----------     ------------    ---------
     Franchising costs............  $  651,952     $     59,151    $ 592,801
     Goodwill                           13,699            1,764       11,935
     Subscriber lists.............     134,024           60,668       73,356
     Covenants not to compete.....       5,700            3,372        2,328
                                    ----------     ------------    ---------
                                    $  805,375     $    124,955    $ 680,420
                                    ==========     ============    =========

                                    Gross Asset    Accumulated    Net Asset
     1999                              Value       Amortization     Value
     ----                           ----------     ------------    ---------
     Franchising costs............  $  539,221     $     18,174    $ 521,047
     Goodwill.....................       8,447            1,163        7,284
     Subscriber list..............      91,746           34,552       57,194
     Covenants not to compete.....       4,860            2,282        2,578
                                    ----------     ------------    ---------
                                    $  644,274     $     56,171    $ 588,103
                                    ==========     ============    =========

      Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $71.1 million, $41.9 million and $26.1 million, respectively.

(6) Debt

      As of December 31, 2000 and 1999, debt consisted of:

                                                     2000           1999
                                                  --------     -----------
                                                   (dollars in thousands)
         8 1/2% Senior Notes(a)................   $200,000     $   200,000
         7 7/8% Senior Notes(b)................    125,000         125,000
         Bank Credit Agreements(c).............    662,000         814,000
                                                  --------     -----------
                                                  $987,000     $ 1,139,000
                                                  ========     ===========

      (a) On April 1, 1998, Mediacom and Mediacom Capital, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 15, 2008 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. The Company was in compliance with the indenture governing the 8 1/2% Senior Notes as of December 31, 2000.

      (b) On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 15, 2011 (the "7 7/8% Senior Notes"). The 7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. The Company was in compliance with the indenture governing the 7 7/8% Senior Notes as of December 31, 2000.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (c) On September 30, 1999, the Company entered into credit facilities in the aggregate amount of $550.0 million, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, subject to earlier expiration on June 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to (3)/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

            On November 5, 1999, the Company entered into other credit facilities in the aggregate amount of $550.0 million, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, subject to earlier expiration on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the reducing revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to (3)/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

            The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 2000.

            The Bank Credit Agreements are secured by Mediacom's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom on a limited recourse basis to the extent of such ownership interests. At December 31, 2000, the Company had $436.6 million of unused bank commitments under the Bank Credit Agreements.

            The average interest rate on debt outstanding under the Bank Credit Agreements was 8.3% and 8.0% for the three months December 31, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

      The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of December 31, 2000, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate nonperformance by the counterparties.

      The fair value of the swaps is the estimated amount that the Company would receive or pay to terminate the swaps, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 2000, the Company would have paid approximately $1.6 million if the swaps were terminated, inclusive of accrued interest.

      The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt approximates the carrying value. The fair value at December 31, 2000 of the 8 1/2% Senior Notes and the 7 7/8% Senior Notes was approximately $187.0 million and $107.0 million, respectively.

      The stated maturities of all debt outstanding as of December 31, 2000 are as follows (dollars in thousands):

     2001...................................     $         -
     2002...................................             750
     2003...................................           2,000
     2004...................................           2,000
     2005...................................           2,000
     Thereafter ............................         980,250
                                                 -----------
                                                 $   987,000
                                                 ===========

(7) Related Party Transactions

      Prior to MCC's initial public offering in February 2000, separate management agreements with each of Mediacom's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. Until November 19, 1999, under such agreements, Mediacom Management was entitled to receive annual management fees calculated as follows: (i) 5.0% of the first $50.0 million of annual gross operating revenues of the Company; (ii) 4.5% of such revenues in excess thereof up to $75.0 million; and (iii) 4.0% of such revenues in excess of $75.0 million. Effective November 19, 1999, the management agreements with Mediacom Management were amended in connection with an amendment to Mediacom's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues. In connection with this amendment to Mediacom's operating agreement, Mediacom Management also agreed to waive all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom's operating subsidiaries in the amount of approximately $2.8 million. The amount waived is included in capital contributions in the consolidated balance sheets. Upon MCC's initial public offering in February 2000, all management agreements with Mediacom Management were terminated and replaced with management agreements between MCC and the Company's operating subsidiaries. (See Note 12). The Company incurred management fees under the agreements with Mediacom Management of approximately $559,000, $7.0 million (including the $2.8 million waived) and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Also in connection with this amendment to the operating agreement, the Company recorded a deferred stock expense in 1999 of approximately $25.1 million for which additional membership units of Mediacom were issued to the Manager. This deferred expense represented the future benefit of reduced management fees. During 1999, the Company recorded a non-cash stock charge of approximately $628,000 in its consolidated statements of operations for the amortization of the future benefit. The remaining balance of approximately $24.5 million was recognized as a non-cash expense during the year ended December 31, 2000 as a result of MCC's initial public offering and the termination of all management agreements with Mediacom Management. (See Note 12).

      Mediacom Management also agreed to waive its right to all future acquisition fees, including the $3.8 million fee related to the acquisitions of the Triax and Zylstra systems during 1999, as part of this amendment to the operating agreement described above. For the years ended December 31, 1999 and 1998, the Company incurred acquisition fees of approximately $3.8 million and $3.3 million, respectively. Acquisition fees are included in other expenses in the consolidated statements of operations. Mediacom Management is a wholly-owned subsidiary of the Chairman and Chief Executive Officer of MCC.

      Certain of the Company's shareholders are financial institutions who perform various investment banking and commercial banking services. For the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $450,000, $8.9 million and $10.2 million for services performed, respectively.

(8) Employee Benefit Plans

      Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $590,000, $302,000 and $264,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(9) Commitments and Contingencies

      Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.5 million, $1.3 million and $588,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

     2001...........................................    $    1,949
     2002...........................................         1,520
     2003...........................................         1,120
     2004...........................................           902
     2005...........................................           752

      In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $3.0 million, $1.8 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      As of December 31, 2000, approximately $1.4 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to insurance and franchise requirements and pole rentals.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      There are no other material pending legal proceedings to which the Company is a party or to which any of our properties are subject.

   Regulation in the Cable Television Industry

      The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 and the Cable Communication Policy Act of 1984 (collectively, the "Cable Acts"), both of which amended the Communications Act of 1934 (as amended, the "Communications Act"), established a national policy to guide the development and regulation of cable television systems. The Communications Act was amended by the Telecommunications Act of 1996 (the "1996 Telecom Act"). Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act has been allocated between the FCC and state or local regulatory authorities.

   Federal Law and Regulation

      The Cable Acts and the FCC's rules implementing such acts generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established, among other things: (i) rate regulations; (ii) mandatory carriage and retransmission consent requirements that require a cable television system under certain circumstances to carry a local broadcast station or to obtain consent to carry a local or distant broadcast station; (iii) rules for franchise renewals and transfers; and (iv) other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

      The FCC and Congress continue to be concerned that rates for regulated programming services are rising at a rate exceeding inflation. It is therefore possible that the FCC will further restrict the ability of cable television operators to implement rate increases or Congress will enact legislation to effect the same outcome.

   State and Local Regulation

      Cable television systems generally operate pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local governmental entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state government agencies. To date, other than Delaware, no state in which the Company currently operates has enacted state level regulation. The Company cannot predict whether any of the states in which currently operates will engage in such regulation in the future.

(10) SoftNet

      In November 1999, the Company completed an agreement with SoftNet Systems, Inc. ("SoftNet") to deploy SoftNet's high-speed Internet access services throughout the Company's cable television systems. In addition to a revenue sharing arrangement with SoftNet, the Company received 3.5 million shares of SoftNet's common stock of which approximately 2.2 million shares were vested and non-forfeitable as of December 31, 2000. Upon vesting into shares of SoftNet common stock pursuant to the SoftNet agreement, the Company recorded deferred revenue. As of December 31, 2000 and 1999, this deferred revenue amounted to approximately $30.2 million and $8.4 million,

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, net of amortization recorded. The Company is recognizing this deferred revenue over the life of the SoftNet agreement. For the years ended December 31, 2000 and 1999, the Company recognized such revenue of approximately $2.5 million and $142,000, respectively.

      For the year ended December 31, 2000, relating to the decline in value of the Company's investment in SoftNet common stock that was deemed other than temporary, the Company recorded a non-cash charge of approximately $28.5 million as a realized loss in other expenses in its consolidated statements of operations.

(11) Employment Arrangements

      During 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom to certain members of management for past and future services. These units will vest over five years and are subject to forfeiture penalties during the three year period between the date the membership units become vested and the date the employee leaves the Company. Forfeited units will revert to the Manager. At MCC's initial public offering, all outstanding membership units were redeemed and converted to common shares of MCC. Future vesting under these employment arrangements will be in common shares of MCC (See Note 12). For the years ended December 31, 2000 and 1999, Mediacom recorded a non-cash stock charge of approximately $3.8 million and $14.8 million, respectively, in its consolidated statements of operations, relating to the vested and non-forfeitable membership units. As of December 31, 2000 and 1999, the balance of approximately $8.4 and $12.2 million, respectively, relating to the non-vested and forfeitable membership units, was recorded as additional paid in capital in the consolidated balance sheets and is being amortized as a non-cash stock expense over a period of five to eight years.

(12) Events Relating to MCC's Initial Public Offering

      Prior to MCC's initial public offering on February 9, 2000, additional membership interests were issued to all members of Mediacom in accordance with a formula set forth in the amended and restated operating agreement, which was based upon a valuation of Mediacom established at the time of the initial public offering. A provision in the operating agreement eliminated a certain portion of the special allocation of membership interests awarded to Primary Members based upon a valuation of Mediacom. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom's management agreements with Mediacom Management effective November 19, 1999 (See Note 7), the Primary Members were issued new membership interests in Mediacom immediately prior to the initial public offering representing 16.5% of the equity in Mediacom. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the initial public offering.

      The management agreements between Mediacom Management and each of MCC's operating subsidiaries were terminated at the time of MCC's initial public offering and were replaced with new agreements between MCC and the Company's operating subsidiaries. Under such agreements, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of the Company's gross operating revenues. For the year ended December 31, 2000, the Company incurred management fees under these agreements of approximately $5.5 million.

      As a result of the initial public offering and the termination of the management agreements with Mediacom Management, a deferred non-cash stock expense of $24.5 million was recorded, relating to future benefits associated with the continuation of such management agreements. This charge was recorded for the year ended December 31, 2000 as a non-cash stock charge in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events

      As of January 31, 2001, the Company and SoftNet mutually agreed to terminate their affiliate relationship. The Company is in the process of transitioning its cable modem customers to the Excite@Home service. In the first quarter of 2001, the Company will recognize the deferred revenue that resulted from the Company's receipt of SoftNet shares in 1999 and the subsequent vesting thereof. Such deferred revenue will be recorded as other income in the Company's consolidated statements of operations.

      On January 24, 2001, Mediacom and Mediacom Capital, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of outstanding indebtedness under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes.

      On February 7, 2001, Mediacom and Mediacom Capital filed a registration statement with the Securities and Exchange Commission under which it may sell debt securities for a maximum amount of $1.0 billion. The Securities and Exchange Commission declared this registration statement effective on February 13, 2001.

      On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

                                                                     Schedule II
                         MEDIACOM LLC AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         (All dollar amounts in 000's)

                                        Balance at      Additions
                                       beginning of   charged to costs                    Balance at
                                          period       and expenses     Deductions      end of period
                                       ------------   ----------------  ----------      -------------
December 31, 1998
     Allowance for doubtful accounts
         Current receivables..........  $     56         $   1,694        $   1,452        $     298
     Acquisition reserves(1)
         Accrued expenses.............  $      -         $   4,120        $       -        $   4,120

December 31, 1999
     Allowance for doubtful accounts
         Current receivables..........  $    298         $     975        $     501        $     772
     Acquisition reserves(1)
         Accrued expenses.............  $  4,120         $   1,530        $       -        $   5,650

December 31, 2000
     Allowance for doubtful accounts
         Current receivables..........  $    772         $   2,533        $   2,373        $     932
     Acquisition reserves(1)
         Accrued expenses.............  $  5,650         $   2,134        $   2,402        $   5,382

----------
(1)   Additions were charged in connection with purchase accounting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Mediacom Capital Corporation:

We have audited the accompanying balance sheets of Mediacom Capital Corporation as of December 31, 2000 and 1999. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Mediacom Capital Corporation as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 16, 2001

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                            ---------------------------
                                                                                 2000          1999
                                                                            ------------   ------------
                                         ASSETS

Note receivable - from affiliate for issuance of common stock.........      $        100   $        100
                                                                            ------------   ------------
         Total assets.................................................      $        100   $        100
                                                                            ============   ============

                                  STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
     100 shares issued and outstanding................................      $         10   $         10
Additional paid-in capital............................................      $         90   $         90
                                                                            ------------   ------------
         Total stockholder's equity...................................      $        100   $        100
                                                                            ============   ============

                  The accompanying notes to the balance sheets
               are an integral part of these financial statements.

                          MEDIACOM CAPITAL CORPORATION

                          NOTES TO THE BALANCE SHEETS

(1) Organization

      Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of the 8 1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 and October 15 of each year. Mediacom Capital does not conduct operations of its own.

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

(2) Subsequent Events

      On January 24, 2001, Mediacom and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of outstanding indebtedness and related accrued interest under the Company's subsidiary credit facilities. The balance of the net proceeds is being used for general corporate purposes.

      On February 7, 2001, Mediacom and Mediacom Capital filed a registration statement with the Securities and Exchange Commission under which it may sell debt securities, for a maximum amount of $1.0 billion. The Securities and Exchange Commission declared this registration statement effective on February 13, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      MCC is our sole member. The following table sets forth certain information with respect to the executive officers of MCC, Mediacom LLC and Mediacom Capital. MCC serves as manager of our operating subsidiaries. The executive officers of MCC, Mediacom LLC and Mediacom Capital are:

     Name                      Age  Position
     ----                      ---  --------
     Rocco B. Commisso.......   51  Chairman and Chief Executive Officer
                                    of Mediacom LLC and MCC and President and
                                    Chief Executive Officer of Mediacom Capital
     Mark E. Stephan.........   44  Senior Vice President, Chief Financial
                                    Officer and  Treasurer of Mediacom LLC and
                                    MCC and Treasurer and Secretary of
                                    Mediacom Capital
     James M. Carey..........   49  Senior Vice President, Operations of MCC
     Charles J. Bartolotta...   46  Senior Vice President, Field Operations of
                                    MCC
     John G. Pascarelli......   39  Senior Vice President, Marketing and
                                    Consumer Services of MCC
     Joseph Van Loan.........   59  Senior Vice President, Technology of MCC
     Italia Commisso Weinand.   47  Senior Vice President, Programming and
                                    Human Resources and Secretary of MCC

      Rocco B. Commisso has 23 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he was assigned to manage the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association and Cable Television Laboratories, Inc. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

      Mark E. Stephan has 14 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

      James M. Carey has 19 years of experience in the cable television industry. Before joining us in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association.

      Charles J. Bartolotta has 18 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. He served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

      John G. Pascarelli has 20 years of experience in the cable television industry. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable Television Administration and Marketing Association.

      Joseph Van Loan has 28 years of experience in the cable television industry. Before joining us in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

      Italia Commisso Weinand has 24 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. She serves on the board of directors of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators. Ms. Weinand is the sister of Mr. Commisso.

ITEM  11. EXECUTIVE COMPENSATION

      None of the executive officers of Mediacom and Mediacom Capital are compensated for their services as such officers. Rather, executive management of Mediacom and Mediacom Capital receive compensation from MCC.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Mediacom Capital is a wholly-owned subsidiary of Mediacom. MCC is the sole member of Mediacom. The address of MCC is 100 Crystal Run Road, Middletown, New York 10941.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

      Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of our gross operating revenues. For the year ended December 31, 2000, MCC received $5.2 million of such management fees.

Other Relationships

      JP Morgan, Credit Suisse First Boston and Salomon Smith Barney and their affiliates perform various investment banking and commercial banking services from time to time for us and our affiliates. As of December 31, 2000, two affiliates of Chase Securities Inc. together hold approximately 5.3% of the Class A common stock of MCC and individuals affiliated with Credit Suisse First Boston Corporation beneficially own an aggregate of approximately 0.2% of the Class A common stock of MCC. In addition, Chase Securities Inc. is an affiliate of The Chase Manhattan Bank which is agent bank and a lender under our subsidiary credit facilities. Credit Suisse First Boston Corporation is an affiliate of Credit Suisse First Boston, New York Branch, which is a lender under our subsidiary credit facilities. Salomon Smith Barney Inc. is an affiliate of Citibank, N.A. which is also a lender under our subsidiary credit facilities. The Chase Manhattan Bank, Credit Suisse First Boston, New York Branch, and Citibank, N.A. received their proportionate share of any repayment of amounts outstanding under the revolver portion of our subsidiary credit facilities from the proceeds of our January 2001 offer and sale of $500.0 million of senior notes.

                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

      Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b) Exhibits

      The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

  Exhibit
   Number                      Exhibit Description
   ------                      -------------------
     2.1 Asset Purchase Agreement, dated April 29, 1999 between Mediacom LLC and Triax Midwest Associates, L.P.(1)

     2.2 Stock Purchase Agreement, dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra (2)

     2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) (7)

     2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) (7)

     2.5 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) (7)

     2.6 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) (7)

     4.1 Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation (4)

     4.2 Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation (5)

     4.3 Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation (7)

    10.1(a) Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility (3)

    10.1(b) Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. (7)

    10.1(c) Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. (7)

    10.2(a) Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility (3)

    10.2(b) Amendment No. 2 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders.
             (7)

    10.2(c) Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders.
             (7)

    10.4 Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. (3)

    10.6     Fifth Amended and Restated Operating Agreement of Mediacom LLC (6)

    21.1     Subsidiaries of Mediacom LLC

    23.1     Consent of Arthur Andersen LLP

(c) Financial Statement Schedule

      None.

(d) Reports on Form 8-K

      None.

----------
*     Compensatory plan

(1) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(4) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(5) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom LLC and incorporated herein by reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDIACOM LLC


March 27, 2001                         BY:       /s/ ROCCO B. COMMISSO
                                           ----------------------------------
                                           Rocco B. Commisso
                                            Manager, Chairman and
                                            Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                     Date
      ---------                          -----                     ----


/s/ ROCCO B. COMMISSO   Manager, Chairman and                     March 27, 2001
----------------------    Chief Executive Officer (principal
  Rocco B. Commisso       executive officer)


                        Senior Vice President,                    March 27, 2001
 /s/ MARK E. STEPHAN      Chief Financial Officer and Treasurer
----------------------    (principal financial officer and
   Mark E. Stephan         principal accounting officer)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIACOM CAPITAL CORPORATION


March 27, 2001                         BY:       /s/ ROCCO B. COMMISSO
                                           ----------------------------------
                                                 Rocco B. Commisso
                                                  President, Chief Executive
                                                  Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                     Date
      ---------                          -----                     ----


  /s/ ROCCO B. COMMISSO
--------------------------   President, Chief Executive Officer   March 27, 2001
    Rocco B. Commisso          and Director (principal
                               executive officer)


   /s/ MARK E. STEPHAN       Treasurer and Secretary              March 27, 2001
--------------------------     (principal financial officer
     Mark E. Stephan           and principal accounting officer)