Form 10-Q
period 2001-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2001-05-15
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-Q
                               -------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001,

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

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                     PART I
                                                                          Page
                                                                         -------

Item 1.  Financial Statements
         Consolidated Balance Sheets -
           March 31, 2001 (unaudited) and December 31, 2000.............    1
         Consolidated Statements of Operations and Comprehensive Loss -
           Three Months Ended March 31, 2001 and 2000 (unaudited).......    2
         Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000 (unaudited).......    3
         Notes to Consolidated Financial Statements (unaudited).........    4
         Balance Sheets of Mediacom Capital Corporation -
           March 31, 2001 (unaudited) and December 31, 2000.............    7
         Note to Balance Sheets (unaudited).............................    8
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    9
Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk..................................................   15


                                     PART II
Item 6.      Exhibits and Reports on Form 8-K...........................   16

                             --------------------

  You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year-ended December 31, 2000 and other reports or documents that we use from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                        March 31,          December 31,
                                                                                          2001                2000
                                                                                      ------------        ------------
                                     ASSETS                                           (Unaudited)
Cash and cash equivalents                                                               $   11,797          $    4,093
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $707 and $932, respectively                                                           13,184              13,500
Prepaid expenses and other assets                                                            8,331               7,023
Investments                                                                                  5,187               3,985
Investment in cable television systems:
   Inventory                                                                                17,253              14,131
   Property, plant and equipment, at cost                                                  871,075             840,052
   Less - accumulated depreciation                                                        (235,799)           (204,440)
                                                                                      ------------        ------------
        Property, plant and equipment, net                                                 635,276             635,612
        Intangible assets, net of accumulated amortization of $143,038 and
        $124,955, respectively                                                             662,684             680,420
                                                                                      ------------        ------------
        Total investment in cable television systems                                     1,315,213           1,330,163
Other assets, net of accumulated amortization of $6,748 and $5,749,
           respectively                                                                     28,795              17,008
                                                                                      ------------        ------------
   Total assets                                                                         $1,382,507          $1,375,772
                                                                                      ============        ============

              LIABILITIES AND MEMBER'S EQUITY
LIABILITIES
   Debt                                                                                 $1,025,000          $  987,000
   Accounts payable and accrued expenses                                                    78,907              80,143
   Subscriber advances                                                                       4,267               3,886
   Management fees payable                                                                     762               1,236
   Deferred revenue                                                                          9,248              40,510
   Other liabilities                                                                         5,158                   -
                                                                                      ------------        ------------
   Total liabilities                                                                    $1,123,342          $1,112,775
                                                                                      ------------        ------------
MEMBER'S EQUITY
   Capital contributions                                                                   521,696             521,696
   Other equity                                                                             19,793              18,598
   Accumulated comprehensive loss                                                           (1,100)               (414)
   Accumulated deficit                                                                    (281,224)           (276,883)
                                                                                      ------------        ------------
   Total member's equity                                                                   259,165             262,997
                                                                                      ------------        ------------
   Total liabilities and member's equity                                                $1,382,507          $1,375,772
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

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                          (All dollar amounts in 000's)
                                   (Unaudited)


                                                                         Three Months Ended March 31,
                                                                      ---------------------------------
                                                                        2001                     2000
                                                                      ---------               ---------
Revenues                                                              $ 90,334                $ 77,440
Costs and expenses:
  Service costs                                                         31,477                  26,635
  Selling, general and administrative expenses                          15,170                  13,389
  Management fee expense                                                 1,517                   1,420
  Depreciation and amortization                                         50,783                  40,680
  Non-cash stock charges                                                 1,195                  26,073
                                                                      ---------               --------
Operating loss                                                          (9,808)                (30,757)
                                                                      ---------               --------
Interest expense, net                                                   20,734                  18,423
Other (income) expenses                                                (27,843)                    457
                                                                      ---------               --------
Net loss before cumulative change in accounting principle               (2,699)                (49,637)
Cumulative effect of change in accounting principle                      1,642                       -
                                                                      ---------               --------
Net loss                                                              $ (4,341)               $(49,637)
Unrealized (loss) gain on investments                                     (686)                  1,517
                                                                      ---------               --------
Comprehensive loss                                                    $ (5,027)               $(48,120)
                                                                      =========               ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                       --------------------------------
                                                                                           2001                 2000
                                                                                        ----------           ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                              $  (4,341)           $ (49,637)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                         50,783               40,680
     Change in fair value of swaps                                                          3,270                    -
     Vesting of management stock                                                            1,195                1,600
     Other non-cash charges                                                                     -               24,473
     Elimination and amortization of deferred SoftNet revenue                             (30,244)                (273)
     Changes in assets and liabilities:
       Subscriber accounts receivable                                                         316                1,236
       Prepaid expenses and other assets                                                   (1,308)              (2,608)
       Accounts payable and accrued expenses                                                6,960                3,616
       Subscriber advances                                                                    381                 (258)
       Management fees payable                                                               (474)                  46
       Deferred revenue                                                                    (1,018)                (343)
                                                                                        ---------            ---------
         Net cash flows provided by operating activities                                   25,520               18,532
                                                                                        ---------            ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                                    (42,341)             (36,594)
  Other, net                                                                                 (810)                (204)
                                                                                        ---------            ---------
         Net cash flows used in investing activities                                      (43,151)             (36,798)
                                                                                        ---------            ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                                          508,000               26,500
  Repayment of debt                                                                      (470,000)            (365,500)
  Capital contributions                                                                         -              354,500
  Financing costs                                                                         (12,665)                (100)
                                                                                        ---------            ---------
         Net cash flows provided by financing activities                                   25,335               15,400
                                                                                        ---------            ---------
         Net increase (decrease) in cash and cash equivalents                               7,704               (2,866)

CASH AND CASH EQUIVALENTS, beginning of period                                              4,093               (4,473)
                                                                                        ---------            ---------
CASH AND CASH EQUIVALENTS, end of period                                                $  11,797            $   1,607
                                                                                        =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                              $  17,682            $  23,001
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

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Organization

  Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2001, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

  Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer of senior notes with Mediacom. Mediacom Capital has nominal assets and does not conduct operations of its own.

  On February 9, 2000, Mediacom Communications Corporation ("MCC"), a Delaware corporation organized in November 1999, completed an initial public offering. Prior to such time, MCC had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom. As a result of this exchange, Mediacom became a wholly-owned subsidiary of MCC and Mediacom's amended and restated operating agreement was amended to reflect MCC as the sole member and manager of Mediacom.


(2)  Statement of Accounting Presentation and Other Information

 Basis of Preparation of Consolidated Financial Statements

  The consolidated financial statements as of March 31, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

 Recent Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. As a result of the adoption of SFAS 133, the Company recorded a charge of approximately $1.6 million in the consolidated statements of operations during the three months ended March 31, 2001.

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

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)  Acquisitions

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

 Unaudited Pro Forma Information

  The Company has reported the operating results of the acquired systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the acquired systems as if such transactions had been consummated on January 1, 2000. This financial information has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the acquired systems been consummated at the beginning of the period presented.

                                                                                                      Three Months
                                                                                                          Ended
                                                                                                     March 31, 2000
                                                                                             ------------------------------
                                                                                                 (dollars in thousands)
     Revenues....................................................................................      $ 82,987
     Operating expenses and costs:
       Service costs.............................................................................        28,989
       SG&A expenses.............................................................................        14,458
       Management fee expense....................................................................         1,420
       Depreciation and amortization.............................................................        43,369
       Non-cash stock charges....................................................................        26,073
                                                                                                       ---------
     Operating loss..............................................................................       (31,322)
                                                                                                       ---------
     Net loss....................................................................................      $(52,499)
                                                                                                       =========

(4)  Debt

  As of March 31, 2001 and December 31, 2000, debt consisted of:

                                                                                 March 31,          December 31,
                                                                                   2001                 2000
                                                                                ----------          ------------
                                                                                     (dollars in thousands)
     8 1/2% senior notes...................................................     $  200,000             $200,000
     7 7/8% senior notes...................................................        125,000              125,000
     9 1/2% senior notes...................................................        500,000                    -
     Bank credit facilities................................................        200,000              662,000
                                                                                ----------             --------
                                                                                $1,025,000             $987,000
                                                                                ==========             ========

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  The average interest rate on outstanding debt under the bank credit agreements was 8.0% and 8.3% for the three months ended March 31, 2001 and December 31, 2000, respectively, before giving effect to the interest rate swap agreements discussed below.

  The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  The stated maturities of all debt outstanding as of March 31, 2001 are as follows (dollars in thousands):



  2002.......................................................   $      750
  2003.......................................................        2,000
  2004.......................................................        2,000
  2005.......................................................        2,000
  2006.......................................................        2,000
  Thereafter.................................................    1,016,250
                                                                ----------
                                                                $1,025,000
                                                                ==========


(5)  SoftNet

  As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $287,000 and $273,000 for the period ended January 31, 2001 and the three months ended March 31, 2000, respectively. As a result of the termination of the SoftNet relationship, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations during the three months ended March 31, 2001. This amount represented the balance of deferred revenue from the prior receipt of shares of SoftNet common stock.

  For the year ended December 31, 2000, relating to the decline in value of the Company's investment in shares of SoftNet common stock that was deemed other than temporary, the Company recorded a non-cash charge of approximately $28.5 million as a realized loss in other expenses in its consolidated statements of operations.


(6)  Pending Acquisitions

  On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These pending transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                                        March 31,         December 31,
                                                                                          2001                2000
                                                                                      ------------       --------------
                               ASSETS                                                  (Unaudited)
Note receivable - from affiliate for issuance of common stock.................            $ 100               $ 100
                                                                                          -----               -----
   Total assets...............................................................            $ 100               $ 100
                                                                                          =====               =====
                          STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
  100 shares issued and outstanding...........................................            $  10               $  10
Additional paid-in capital....................................................            $  90               $  90
                                                                                          -----               -----
   Total stockholder's equity.................................................            $ 100               $ 100
                                                                                          =====               =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Introduction

  The Company does not believe the discussion and analysis of the its historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of its future performance because of certain significant past events. Those events include numerous acquisitions and several financing transactions.

Organization

  The Company was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries. Mediacom Capital Corporation, the Company's wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom LLC of public debt securities and does not conduct operations of its own. Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of MCC's initial public offering, MCC issued shares of its common stock in exchange for all of the Company's outstanding membership interests and became the Company's sole member and manager. See Note 1 of the Company's consolidated financial statements.

  Until MCC's initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the Company's operating subsidiaries and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees were 2% of the Company's annual gross revenues. The management agreements were terminated upon the date of MCC's initial public offering and were replaced with new agreements between MCC and the Company's operating subsidiaries. At that time, Mediacom Management's employees became MCC's employees and its corporate overhead became the MCC's corporate overhead.


Acquisitions

  The Company significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In 2000, the Company completed nine acquisitions of cable systems serving a total of 53,000 basic subscribers (the "2000 Acquisitions"). The table below sets forth information on the acquisitions the Company completed in 2000.


                                                                                                     Basic Subscribers
                                                                             Purchase Price                 as of
Predecessor Owner                                      Acquisition Date       (in millions)          Acquisition Date
-----------------                                      ----------------      --------------          -----------------
Rapid Communications Partners, L.P.                    April 2000                 $  8.0                    6,000
MidAmerican Cable Systems, L.P.                        April 2000                    8.0                    5,000
TriCable, Inc                                          May 2000                      1.8                    1,000
Spirit Lake Cable TV, Inc.                             June 2000                    10.8                    5,000
South Kentucky Services Corporation                    July 2000                     2.1                    1,000
Dowden Midwest Cable Partners, L.P.                    August 2000                   1.2                    1,000
Illinet Communications of Central Illinois, LLC        October 2000                 15.8                    8,000
Satellite Cable Services, Inc.                         October 2000                 27.5                   12,000
AT&T Broadband, LLC                                    December 2000                34.0                   14,000
                                                                                  ------                   ------
                                                                                  $109.2                   53,000
                                                                                  ======                   ======

Pending AT&T Acquisitions

  On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These pending transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

  Unless otherwise stated in this Quarterly Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.


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


Actual Results of Operations

  The following historical information includes the results of operations of the 2000 Acquisitions, only for that portion of the respective period that such cable television systems were owned by the Company.

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

  Revenues. Revenues increased 16.7% to $90.3 million for the three months ended March 31, 2001 as compared to $77.4 million for the three months ended March 31, 2000. Of the revenue increase of $12.9 million, approximately $6.0 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs. Service costs increased 18.2% to $31.5 million for the three months ended March 31, 2001 as compared to $26.6 million for the three months ended March 31, 2000. Of the service cost increase of $4.9 million, approximately $2.6 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions, and recurring costs associated with the Company's high-speed Internet access services. As a percentage of revenues, service costs were 34.8% for the three months ended March 31, 2001, as compared with 34.4% for the three months ended March 31, 2000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.3% to $15.2 million for the three months ended March 31, 2001 as compared to $13.4 million for the three months ended March 31, 2000. Of the selling, general and administrative expenses increase of $1.8 million, approximately $1.1 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of marketing costs associated with the promotion of the Company's new product offerings and higher customer service employee expense. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the three months ended March 31, 2001 as compared with 17.3% for the three months ended March 31, 2000.

  Management fee expense. Management fee expense increased 6.8% to $1.5 million for the three months ended March 31, 2001 as compared to $1.4 million the three months ended March 31, 2000. As a percentage of revenues, management fee expense was 1.7% for the three months ended March 31, 2001 as compared with 1.8% for the three months ended March 31, 2000.

  Depreciation and amortization. Depreciation and amortization increased 24.8% to $50.8 million for the three months ended March 31, 2001 as compared to $40.7 million for the three months ended March 31, 2000. This increase was due to the Company's purchase of 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

  Non-cash stock charges. Non-cash stock charges decreased 95.4% to $1.2 million for the three months ended March 31, 2001 as compared to $26.1 million for the three months ended March 31, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering.

  Interest expense, net. Interest expense, net, increased 12.5% to $20.7 million for the three months ended March 31, 2001 as compared to $18.4 million for the three months ended March 31, 2000. This increase was primarily due to higher cost of debt, resulting from the issuance of the Company's 9 1/2% senior notes issued in January 2001, and higher average debt outstanding for the three months ended March 31, 2001.

  Other (income) expenses. Other income was $27.8 million for the three months ended March 31, 2001 as compared to $457,000 of other expense for the three months ended March 31, 2000. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. (See Note 5).

  Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $4.3 million for the three months ended March 31, 2001 as compared to a net loss of $49.6 million for the three months ended March 31, 2000.

  EBITDA. EBITDA increased 17.2% to $42.2 million for the three months ended March 31, 2001 as compared to $36.0 million for the three months ended March 31, 2000. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.7% for the three months ended March 31, 2001 as compared with 46.5% for the three months ended March 31, 2000.

Selected Pro Forma Results

  The Company has reported the results of operations of the 2000 Acquisitions from the date of their respective acquisition. The financial information below for the three months ended March 31, 2001 and 2000, presents selected unaudited pro forma operating results assuming the purchase of the 2000 Acquisitions had been consummated on January 1, 2000. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.

                                                                                     Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                      2001                 2000
                                                                                   ---------             --------
                                                                                  (dollars in thousands, except per
                                                                                          subscriber data)
Revenues.....................................................................       $ 90,334             $ 82,987
Costs and expenses:
   Service costs.............................................................         31,477               28,989
   SG&A expenses.............................................................         15,170               14,458
   Management fee expense....................................................          1,517                1,420
   Depreciation and amortization.............................................         50,783               43,369
   Non-cash stock charges....................................................          1,195               26,073
                                                                                   ---------             --------
Operating loss...............................................................       $ (9,808)            $(31,322)
                                                                                   =========             ========
Other Data:
EBITDA.......................................................................       $ 42,170             $ 38,120
EBITDA margin(1).............................................................           46.7%                45.9%
Basic subscribers(2).........................................................        777,000              771,600
Average monthly revenue per basic subscriber(3)..............................       $  38.70                35.87

----------------
(1) Represents EBITDA as a percentage of revenues.
(2) At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

 Selected Pro Forma Results for Three Months Ended March 31, 2001 Compared to Selected Pro Forma Results for Three Months Ended March 31, 2000

  Revenues increased 8.9% to $90.3 million for the three months ended March 31, 2001, as compared to $83.0 million for the three months ended March 31, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services, internal subscriber growth of 0.7% and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs and selling, general and administrative expenses in the aggregate increased 7.4% to $46.6 million for the three months ended March 31, 2001 from $43.4 million for the three months ended March 31, 2000, principally due to higher programming costs, costs associated with the Company's high-speed Internet access services, marketing costs associated with the promotion of the Company's new product offerings and higher customer service employee expense.

  Management fee expense increased 6.8% to $1.5 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. As a percentage of revenues, management fee expense was 1.7% for the three months ended March 31, 2001 and 2000.

  Depreciation and amortization increased 17.1% to $50.8 million for the three months ended March 31, 2001 from $43.4 million for the three months ended March 31, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems. Non-cash stock charges were as reported above.

  As a result of the above factors, the Company generated an operating loss of $9.8 million for the three months ended March 31, 2001, compared to $31.3 million for the three months ended March 31, 2000.

  EBITDA increased by 10.6% to $42.2 million for the three months ended March 31, 2001 from $38.1 million for the three months ended March 31, 2000. The EBITDA margin improved to 46.7% for the three months ended March 31, 2001 from 45.9% for the three months ended March 31, 2000.


Liquidity and Capital Resources

  The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

 Investing Activities

  The Company plans to continue its aggressive cable network upgrade program and expects that 90% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 80% of its homes passed will have two-way communications capability by year-end 2001. To achieve these targets and to fund other requirements, including new plant construction, headend eliminations, regional fiber interconnections, digital and high-speed data equipment and network maintenance, the Company expects to invest between $180.0 million and $200.0 million in capital expenditures in 2001. For the three months ended March 31, 2001, the Company's capital expenditures were $42.3 million.

  In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

  On February 26, 2001, MCC entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. MCC expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

 Financing Activities

  To finance the Company's prior acquisitions and network upgrade program and to provide liquidity for future capital needs, the Company has completed the following financing arrangements since January 1, 1998:

  .  $550.0 million subsidiary credit facilities expiring in September 2008;

  .  $550.0 million subsidiary credit facilities expiring in December 2008;

  .  $200.0 million offering of 8 1/2% senior notes due April 2008;

  .  $125.0 million offering of 7 7/8% senior notes due February 2011;

  . $500.0 million offering of 9 1/2% senior notes due January 2013 (see below);

  .  $104.5 million of equity capital contributed by the Company's members; and

  .  $354.5 million of equity capital contributed by MCC in February 2000.

  The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of March 31, 2001, the Company was in compliance with all of the financial and other covenants in its subsidiary credit facilities and public debt indentures. As of March 31, 2001, the Company had approximately $898.6 million of unused credit commitments under its subsidiary credit facilities.

  As of March 31, 2001, the Company entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, 97% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of March 31, 2001, the Company's weighted average cost of indebtedness was approximately 9.0%.

  Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended March 31, 2001, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 6.1x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net, for the period) was 2.0x.

  On January 24, 2001, the Company and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

  On February 7, 2001, the Company and Mediacom Capital filed a registration statement with the Securities and Exchange Commission ("SEC") under which the Company may sell debt securities for a maximum amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

  Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete its pending and future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.


Recent Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company recorded a charge of approximately $1.6 million as a change in accounting principle in the first quarter of 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have paid approximately $3.3 million if it terminated the Swaps, inclusive of accrued interest, at March 31, 2001. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                        Expected Maturity
                  -----------------------------------------------------------
                                (All dollar amounts in thousands)
                    2002     2003      2004      2005      2006   Thereafter     Total      Fair Value
                   -----    ------   ------    ------    ------   ----------    --------    ----------

Fixed rate         $  -    $  -      $  -      $  -      $  -       $200,000    $200,000     $190,000
Weighted average    8.5%      8.5%      8.5%      8.5%      8.5%         8.5%        8.5%
  interest rate

Fixed rate         $  -    $  -      $  -      $  -      $  -       $125,000    $125,000     $108,000
Weighted average    7.9%      7.9%      7.9%      7.9%      7.9%         7.9%        7.9%
  interest rate

Fixed rate         $  -    $  -      $  -      $  -      $  -       $500,000    $500,000     $489,000
Weighted average    9.5%      9.5%      9.5%      9.5%      9.5%         9.5%        9.5%
  interest rate

Variable rate      $ 750    $2,000    $2,000    $2,000    $2,000    $191,250    $200,000     $200,000
Weighted average     8.0%      8.0%      8.0%      8.0%      8.0%        8.0%        8.0%
  interest rate

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     None

(b)  Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the three months ended March 31, 2001:

                            Date Report
Date of Report              Filed with SEC               Items Reported
--------------              -----------                  --------------
January 16, 2001            January 17, 2001             Item 5 - Other Events
                                                         Item 7 - Financial Statements, Pro Forma Financial
                                                                  Information and Exhibits
January 18, 2001            January 22, 2001             Item 5 - Other Events
                                                         Item 7 - Financial Statements, Pro Forma Financial
                                                                  Information and Exhibits
February 26, 2001           March 2, 2001                Item 5 - Other Events
                                                         Item 7 - Financial Statements, Pro Forma Financial
                                                                  Information and Exhibits

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MEDIACOM LLC


May 15, 2001                       By:     /s/ Mark E. Stephan
                                           -----------------------
                                           Mark E. Stephan
                                              Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Principal Financial Officer

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MEDIACOM CAPITAL CORPORATION



May 15, 2001                       By:     /s/ Mark E. Stephan
                                           ------------------------------------
                                               Mark E. Stephan
                                                 Treasurer, Secretary and
                                                 Principal Financial Officer