Form 10-Q
period 2001-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2001-08-14
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                         MEDIACOM LLC AND SUBSIDIARIES

                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


                                    PART I
                                    ------

                                                                                                              Page
                                                                                                             -------
Item 1.    Financial Statements

             Consolidated Balance Sheets -
              June 30, 2001 (unaudited) and December 31, 2000...............................................       1

             Consolidated Statements of Operations and Comprehensive Loss -
              Three and Six Months Ended June 30, 2001 and 2000 (unaudited).................................       2

             Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000 (unaudited)...........................................       3

             Notes to Consolidated Financial Statements (unaudited)........................................        4

             Balance Sheets of Mediacom Capital Corporation -
              June 30, 2001 (unaudited) and December 31, 2000...............................................       8

             Note to Balance Sheets (unaudited)............................................................        9

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................      10

Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk...................................................................................      16


                                    PART II
                                    -------

Item 6.      Exhibits and Reports on Form 8-K..............................................................       17


                      ----------------------------------


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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         MEDIACOM LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                         June 30,           December 31,
                                                                                           2001                 2000
                                                                                        -----------         ------------
                                        ASSETS                                          (Unaudited)
Cash and cash equivalents                                                               $    7,294          $    4,093
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $935 and $932, respectively                                                           11,496              13,500
Prepaid expenses and other assets                                                           14,554               7,023
Investments                                                                                  6,168               3,985
Investment in cable television systems:
   Inventory                                                                                19,861              14,131
   Property, plant and equipment, at cost                                                  933,772             840,052
   Less - accumulated depreciation                                                        (269,367)           (204,440)
                                                                                        ----------          ----------
        Property, plant and equipment, net                                                 664,405             635,612
   Intangible assets, net of accumulated amortization of $161,124 and
        $124,955, respectively                                                             644,680             680,420
                                                                                        ----------          ----------
        Total investment in cable television systems                                     1,328,946           1,330,163
Other assets, net of accumulated amortization of $7,790 and $5,749,
   respectively                                                                             28,008              17,008
                                                                                        ----------          ----------
        Total assets                                                                    $1,396,466          $1,375,772
                                                                                        ==========          ==========
                                        LIABILITIES AND MEMBER'S EQUITY
LIABILITIES
   Debt                                                                                 $1,063,000          $  987,000
   Accounts payable and accrued expenses                                                    84,034              80,143
   Subscriber advances                                                                       2,494               3,886
   Management fees payable                                                                   3,218               1,236
   Deferred revenue                                                                         10,145              40,510
   Other liabilities                                                                         4,895                   -
                                                                                        ----------          ----------
        Total liabilities                                                               $1,167,786          $1,112,775
                                                                                        ==========          ==========

MEMBER'S EQUITY
   Capital contributions                                                                   521,696             521,696
   Other equity                                                                             20,481              18,598
   Accumulated comprehensive loss                                                              (88)               (414)
   Accumulated deficit                                                                    (313,409)           (276,883)
                                                                                        ----------          ----------
        Total member's equity                                                              228,680             262,997
                                                                                        ----------          ----------
        Total liabilities and member's equity                                           $1,396,466          $1,375,772
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

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                      ----------------------------              ---------------------------
                                                        2001               2000                   2001                2000
                                                      --------           --------               --------            --------
Revenues                                              $ 92,854           $ 82,595               $183,188            $160,035

Costs and expenses:
 Service costs                                          32,487             28,232                 63,964              54,867
 Selling, general and administrative
  expenses                                              14,792             13,893                 29,962              27,282
 Management fee expense                                  1,950              1,511                  3,467               2,931
 Depreciation and amortization                          52,702             43,407                103,485              84,088
 Non-cash stock charges relating to
  management fee expense                                   688                914                  1,883              26,986
                                                      --------           --------               --------            --------
Operating loss                                          (9,765)            (5,362)               (19,573)            (36,119)
                                                      --------           --------               --------            --------
Interest expense, net                                   22,099             16,170                 42,833              34,593
Other expenses (income)                                    321                414                (27,522)                871
                                                      --------           --------               --------            --------
Net loss before cumulative change in
 accounting principle                                  (32,185)           (21,946)               (34,884)            (71,583)
Cumulative effect of change in accounting
 principle                                                   -                  -                  1,642                   -
                                                      --------           --------               --------            --------
Net loss                                              $(32,185)          $(21,946)              $(36,526)           $(71,583)

Unrealized gain (loss)on investments                     1,012            (19,287)                   326             (17,769)
                                                      --------           --------               --------            --------
Comprehensive loss                                    $(31,173)          $(41,233)              $(36,200)           $(89,352)
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

                         MEDIACOM LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                        -------------------------------
                                                                                           2001                 2000
                                                                                        ----------           ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                             $ (36,526)           $ (71,583)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                      103,485               84,088
       Change in fair value of swaps                                                        3,039                    -
       Vesting of management stock                                                          1,883                2,514
       Other non-cash stock charges relating to management fee expense                          -               24,473
       Elimination and amortization of deferred SoftNet revenue                           (30,244)                (947)
       Changes in assets and liabilities, net of effects from acquisitions:
          Subscriber accounts receivable                                                    2,004                1,989
          Prepaid expenses and other assets                                                (7,531)              (1,299)
          Accounts payable and accrued expenses                                            12,086                2,741
          Subscriber advances                                                              (1,392)              (1,043)
          Management fees payable                                                           1,982                 (144)
          Deferred revenue                                                                   (121)                 429
                                                                                        ----------           ----------
             Net cash flows provided by operating activities                               48,665               41,218
                                                                                        ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                  (107,646)             (81,613)
   Acquisitions of cable television systems                                                     -              (31,646)
   Other, net                                                                                (938)                (788)
                                                                                        ----------           ----------
             Net cash flows used in investing activities                                 (108,584)            (114,047)
                                                                                        ----------           ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                         547,000              139,000
   Repayment of debt                                                                     (471,000)            (422,000)
   Capital contributions                                                                        -              354,500
   Financing costs                                                                        (12,880)                (194)
                                                                                        ----------           ----------
             Net cash flows provided by financing activities                               63,120               71,306
                                                                                        ----------           ----------
             Net increase (decrease) in cash and cash equivalents                           3,201               (1,523)
CASH AND CASH EQUIVALENTS, beginning of period                                              4,093                4,473
                                                                                        ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                                $   7,294            $   2,950
                                                                                        ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                             $  30,500            $  42,079
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

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

  Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2001, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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


(2)  Statement of Accounting Presentation and Other Information

 Basis of Preparation of Consolidated Financial Statements

  The consolidated financial statements as of June 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

 Recent Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company recorded a charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

  In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and other Intangible Assets," was issued effective January 1, 2002. This statement establishes that goodwill is no longer subject to amortization over its useful life. The new rule also states that an acquired intangible asset must be separately recognized if it is obtained through contractual or other legal rights, or if the asset can be sold, licensed, transferred, exchanged or rented, regardless of the intent to do so. The Company has not yet determined the impact that SFAS 142 may have on its results of operations and the consolidated financial statements.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)  Acquisitions

  During 2000, the Company completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million, including a $2.5 million deferred conditional payment to a seller. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $48.2 million to property, plant and
equipment, and approximately $58.5 million to intangible assets.   Additionally,
approximately $2.7 million of direct acquisition costs have been allocated to property, plant and equipment and intangible assets. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

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

                                                                                          Six Months Ended June 30,
                                                                                         ---------------------------
                                                                                           2001                2000
                                                                                         --------            --------
                                                                                           (dollars in thousands)
Revenues.....................................................................            $183,188            $170,104
Operating expenses and costs:
 Service costs...............................................................              63,964              58,954
 Selling, general and administrative expenses................................              29,962              29,025
 Management fee expense......................................................               3,467               2,931
 Depreciation and amortization...............................................             103,485              89,121
 Non-cash stock charges relating to management fee expense...................               1,883              26,986
                                                                                         --------            --------
Operating loss...............................................................             (19,573)            (36,913)
                                                                                         --------            --------
Net loss.....................................................................            $(36,526)           $(76,170)
                                                                                         ========            ========


(4)    Debt

  As of June 30, 2001 and December 31, 2000, debt consisted of:

                                                                                        June 30,         December 31,
                                                                                          2001              2000
                                                                                       ----------        -----------
                                                                                           (dollars in thousands)
Bank credit facilities.....................................................            $  238,000            $662,000
8 1/2% senior notes........................................................               200,000             200,000
7 7/8% senior notes........................................................               125,000             125,000
9 1/2% senior notes (a)....................................................               500,000                   -
                                                                                       ----------         -----------
                                                                                       $1,063,000            $987,000
                                                                                       ==========         ===========

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  Debt Issued in 2001

  (a) On January 24, 2001, Mediacom and Mediacom Capital jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom. Mediacom was in compliance with the indenture governing the 9 1/2% Senior Notes as of June 30, 2001.

  The average interest rate on outstanding debt under the bank credit facilities was 7.0% and 8.3% for the three months ended June 30, 2001 and December 31, 2000, respectively, before giving effect to the interest rate swap agreements discussed below.

  The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  The stated maturities of all debt outstanding as of June 30, 2001 are as follows (dollars in thousands):

2002.........................................................................................           $      750
2003.........................................................................................                2,000
2004.........................................................................................                2,000
2005.........................................................................................                2,000
2006.........................................................................................                2,000
Thereafter...................................................................................            1,054,250
                                                                                                        -----------
                                                                                                        $1,063,000
                                                                                                        ===========



(5)  SoftNet

  As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. As a result of the termination of the SoftNet relationship in the first quarter of 2001, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations.

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(6)  Subsequent Events

  On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its subsidiary credit facilities.

  On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC ("Mediacom Broadband"), a newly-formed wholly-owned subsidiary of MCC, that was funded with borrowings under its subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly. The proceeds from the preferred equity investment, and, indirectly, the $125.0 million cash dividend discussed above were used by Mediacom Broadband to fund a portion of the $2.1 billion purchase price of its acquisitions of cable systems, serving approximately 800,000 basic subscribers in the states of Georgia, Illinois, Iowa and Missouri, from affiliates of AT&T Broadband, LLC.

                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                   ----------          ------------
                                     ASSETS                                        (Unaudited)
Note receivable - from affiliate for issuance of common stock.................         $ 100               $ 100
                                                                                   ----------          ------------
   Total assets...............................................................         $ 100               $ 100
                                                                                   ==========          ============
                              STOCKHOLDER'S EQUITY
Common stock, par value $0.10; 200 shares authorized;
   100 shares issued and outstanding..........................................         $  10               $  10
Additional paid-in capital....................................................            90                  90
                                                                                   ----------          ------------
   Total stockholder's equity....................................................      $ 100               $ 100
                                                                                   ==========          ============

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

  On January 24, 2001, Mediacom and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of outstanding indebtedness and related accrued interest under Mediacom's subsidiary credit facilities.

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


Organization

  Mediacom LLC ("Mediacom") was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries. Mediacom Capital Corporation, Mediacom's wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom of public debt securities and does not conduct operations of its own. Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of MCC's initial public offering, MCC issued shares of its common stock in exchange for all of Mediacom's outstanding membership interests and became the Mediacom's sole member and manager. See Note 1 of the Company's consolidated financial statements.

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


Acquisitions

  The Company has significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

 2000 Acquisitions

  In 2000, the Company completed nine acquisitions of cable systems serving a total of approximately 53,000 basic subscribers (the "2000 Acquisitions"). The table below sets forth information regarding the 2000 Acquisitions.

                                                                                                           Basic Subscribers
                                                                             Purchase Price                      as of
Predecessor Owner                                   Acquisition Date         (in millions)                  Acquisition Date
-----------------                                   ----------------      -------------------              -----------------
Rapid Communications Partners, L.P.                 April 2000                         $  8.0                    6,000
MidAmerican Cable Systems, L.P.                     April 2000                            8.0                    5,000
TriCable, Inc                                       May 2000                              1.8                    1,000
Spirit Lake Cable TV, Inc.                          June 2000                            10.8                    5,000
South Kentucky Services Corporation                 July 2000                             2.1                    1,000
Dowden Midwest Cable Partners, L.P.                 August 2000                           1.2                    1,000
Illinet Communications of Central Illinois, LLC     October 2000                         15.8                    8,000
Satellite Cable Services, Inc.                      October 2000                         27.5                   12,000
AT&T Broadband, LLC-Alabama                         December 2000                        34.0                   14,000
                                                                                      -------                   ------
                                                                                      $ 109.2                   53,000
                                                                                      =======                   ======

General

  EBITDA represents operating loss before depreciation and amortization and non-cash stock charges. EBITDA:

 . is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

 . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and.

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

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Revenues. Revenues increased 12.4% to $92.9 for the three months ended June 30, 2001 as compared to $82.6 for the three months ended June 30, 2000. Of the revenue increase of $10.3 million, approximately $4.9 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs. Service costs increased 15.1% to $32.5 million for the three months ended June 30, 2001 as compared to $28.2 million for the three months ended June 30, 2000. Of the service cost increase of $4.3 million, approximately $1.9 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions As a percentage of revenues, service costs were 35.0% for the three months ended June 30, 2001, as compared with 34.2% for the three months ended June 30, 2000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.5% to $14.8 million for the three months ended June 30, 2001 as compared to $13.9 million for the three months ended June 30, 2000. Of the selling, general and administrative expense increase of $0.9 million, approximately $0.7 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher customer service employee expense. As a percentage of revenues, selling, general and administrative expenses were 15.9% for the three months ended June 30, 2001 as compared with 16.8% for the three months ended June 30, 2000.

  Management fee expense. Management fee expense increased 29.1% to $2.0 million for the three months ended June 30, 2001 as compared to $1.5 million the three months ended June 30, 2000. As a percentage of revenues, management fee expense was 2.1% for the three months ended June 30, 2001 as compared with 1.8% for the three months ended June 30, 2000. The increase was primarily due to MCC's additional employee cost.

  Depreciation and amortization. Depreciation and amortization increased 21.4% to $52.7 million for the three months ended June 30, 2001 as compared to $43.4 million for the three months ended June 30, 2000. This increase was due to the Company's purchase of 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

  Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 24.7% to $0.7 million for the three months ended June 30, 2001 as compared to $0.9 million for the three months ended June 30, 2000. This decrease is due to reduced vesting in equity interests granted to certain members of MCC's management team.

  Interest expense, net. Interest expense, net, increased 36.7% to $22.1 million for the three months ended June 30, 2001 as compared to $16.2 million for the three months ended June 30, 2000. This increase was primarily due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001.

  Other (income) expenses. Other expense was $0.3 million for the three months ended June 30, 2001 as compared to $0.4 million of other expense for the three months ended June 30, 2000. This change was principally due to the recording of the fair value of the Company's interest rate derivatives as a result of the adoption of SFAS 133.

  Net loss. Due to the factors described above, the Company generated a net loss of $32.2 million for the three months ended June 30, 2001 as compared to a net loss of $21.9 million for the three months ended June 30, 2000.

  EBITDA. EBITDA increased 12.0% to $43.6 million for the three months ended June 30, 2001 as compared to $39.0 million for the three months ended June 30, 2000. Of the EBITDA increase of $4.6 million, approximately $2.2 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming expenses and customer service employee expense described above. As a percentage of revenues, EBITDA was 47.0% for the three months ended June 30, 2001 as compared with 47.2% for the three months ended June 30, 2000.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenues. Revenues increased 14.5% to $183.2 for the six months ended June 30, 2001 as compared to $160.0 for the six months ended June 30, 2000. Of the revenue increase of $23.2 million, approximately $11.0 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs. Service costs increased 16.6% to $64.0 million for the six months ended June 30, 2001 as compared to $54.9 million for the six months ended June 30, 2000. Of the service cost increase of $9.1 million, approximately $4.5 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions. As a percentage of revenues, service costs were 34.9% for the six months ended June 30, 2001, as compared with 34.3% for the six months ended June 30, 2000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.8% to $30.0 million for the six months ended June 30, 2001 as compared to $27.3 million for the six months ended June 30, 2000. Of the selling, general and administrative expense increase of $2.7 million, approximately $1.8 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher customer service employee expense and marketing costs associated with the promotion of the Company's new product offerings. As a percentage of revenues, selling, general and administrative expenses were 16.4% for the six months ended June 30, 2001 as compared with 17.0% for the six months ended June 30, 2000.

  Management fee expense. Management fee expense increased 18.3% to $3.5 million for the six months ended June 30, 2001 as compared to $2.9 million the six months ended June 30, 2000. As a percentage of revenues, management fee expense was 1.9% for the six months ended June 30, 2001 as compared with 1.8% for the six months ended June 30, 2000. The increase was primarily due to MCC's additional employee cost.

  Depreciation and amortization. Depreciation and amortization increased 23.1% to $103.5 million for the six months ended June 30, 2001 as compared to $84.1 million for the six months ended June 30, 2000. This increase was due to the Company's purchase of 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

  Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 93.0% to $1.9 million for the six months ended June 30, 2001 as compared to $27.0 million for the six months ended June 30, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering.

  Interest expense, net. Interest expense, net, increased 23.8% to $42.8 million for the six months ended June 30, 2001 as compared to $34.6 million for the six months ended June 30, 2000. This increase was primarily due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001.

  Other (income) expenses. Other income was $27.5 million for the six months ended June 30, 2001 as compared to $0.9 million of other expense for the six months ended June 30, 2000. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. (See Note 5).

  Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $36.5 million for the six months ended June 30, 2001 as compared to a net loss of $71.6 million for the six months ended June 30, 2000.

  EBITDA. EBITDA increased 14.5% to $85.8 million for the six months ended June 30, 2001 as compared to $75.0 million for the three months ended June 30, 2000. Of the EBITDA increase of $10.8 million, approximately $4.5 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming expenses and customer service employee expense described above. As a percentage of revenues, EBITDA was 46.8% for the six months ended June 30, 2001 and 2000.


Selected Pro Forma Results

  The Company has reported the results of operations of the 2000 Acquisitions from the date of their respective acquisition. The financial information below for the six months ended June 30, 2001 and 2000, presents selected unaudited pro forma operating results assuming the purchase of the 2000 Acquisitions had been consummated on January 1, 2000. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.

                                                                                          Six Months Ended June 30,
                                                                                      ---------------------------------
                                                                                          2001                  2000
                                                                                      -----------           -----------
                                                                                      (dollars in thousands, except per
                                                                                               subscriber data)
Revenues.....................................................................            $183,188             $170,104
Costs and expenses:
   Service costs.............................................................              63,964               58,954
   Selling, general and administrative expenses..............................              29,962               29,025
   Management fee expense....................................................               3,467                2,931
   Depreciation and amortization.............................................             103,485               89,121
   Non-cash stock charges relating to management fee expense.................               1,883               26,986
                                                                                      -----------           ----------
Operating loss...............................................................            $(19,573)            $(36,913)
                                                                                      ===========           ==========
Other Data:
EBITDA.......................................................................            $ 85,795             $ 79,194
EBITDA margin(1).............................................................                46.8%                46.6%
Basic subscribers(2).........................................................             774,000              770,800
Average monthly revenue per basic subscriber(3)..............................              $39.91               $37.65

--------------------------
(1)  Represents EBITDA as a percentage of revenues.
(2)  At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

  Selected Pro Forma Results for Six Months Ended June 30, 2001 Compared to Selected Pro Forma Results for Six Months Ended June 30, 2000

  Revenues increased 7.7% to $183.2 million for the six months ended June 30, 2001, as compared to $170.1 million for the six months ended June 30, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services, internal subscriber growth of 0.4% and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs and selling, general and administrative expenses in the aggregate increased 6.8% to $93.9 million for the six months ended June 30, 2001 from $88.0 million for the six months ended June 30, 2000, principally due to higher programming expenses and customer service employee expense.

  Management fee expense increased 18.3% to $3.5 million for the six months ended June 30, 2001 from $2.9 million for the six months ended June 30, 2000. As a percentage of revenues, management fee expense was 2.0% for the six months ended June 30, 2001 as compared with 1.7% for the six months ended June 30, 2000.

  Depreciation and amortization increased 16.1% to $103.5 million for the six months ended June 30, 2001 from $89.1 million for the six months ended June 30, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems. Non-cash stock charges were as reported above.

  As a result of the above factors, the Company generated an operating loss of $19.6 million for the six months ended June 30, 2001, compared to $36.9 million for the six months ended June 30, 2000.

  EBITDA increased by 8.3% to $85.8 million for the six months ended June 30, 2001 from $79.2 million for the six months ended June 30, 2000. The EBITDA margin was 46.8% for the six months ended June 30, 2001 as compared with 46.6% for the six months ended June 30, 2000.


Liquidity and Capital Resources

  The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

 Investing Activities

  The Company has revised its capital investment program and now expects to spend approximately $210.0 million on capital expenditures in 2001, an increase from previously announced amounts of between $180.0 million and $200.0 million. This revision reflects an acceleration of the Company's network upgrade plan. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary bank credit facilities. By December 2001, the Company expects that 91% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 81% of its homes passed will have two-way communications. For the six months ended June 30, 2001, the Company's capital expenditures were $107.6 million.

  On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband, LLC ("Mediacom Broadband"), a newly-formed, wholly-owned subsidiary of MCC, that was funded with borrowings under its subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly. The proceeds from the preferred equity investment, were used by Mediacom Broadband to pay a portion of the $2.1 billion purchase price of its acquisition of cable systems serving approximately 800,000 subscribers in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems") from affiliates of AT&T Broadband, LLC.

  In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

 Financing Activities

  As of June 30, 2001 and December 31, 2000 the Company's debt was $1.1 billion and $987.0 million, respectively.

  As of June 30, 2001, the Company entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, 94% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of June 30, 2001, the Company's weighted average cost of indebtedness was approximately 8.8%. As of June 30, 2001, the Company was in compliance with all of the financial and other covenants in its subsidiary credit facilities and public debt indentures.

  On January 24, 2001, Mediacom and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

  On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its subsidiary credit facilities. The proceeds of this cash dividend were then contributed to Mediacom Broadband to pay a portion of $2.1 billion purchase price of Mediacom Broadband's acquisitions of the AT&T systems. After giving pro forma effect to the cash dividend paid to MCC and its preferred equity investment in Mediacom Broadband, as of June 30, 2001, the Company's indebtedness was approximately $1.3 billion and it had approximately $586.0 million of unused credit commitments under its subsidiary credit facilities.

  Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete its future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.


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

  In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and other Intangible Assets," was issued effective January 1, 2002. This statement establishes that goodwill is no longer subject to amortization over its useful life. The new rule also states that an acquired intangible assets must be separately recognized if it is obtained through contractual or other legal rights, or if the asset can be sold, licensed, transferred, exchanged or rented, regardless of the intent to do so. The Company has not yet determined the impact that SFAS 142 may have on its results of operations and consolidated financial statements.


Inflation and Changing Prices

  The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have paid approximately $3.0 million if it terminated the Swaps, inclusive of accrued interest, at June 30, 2001. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                                Expected Maturity
                            ---------------------------------------------------------
                                        (All dollar amounts in thousands)
                             2002      2003     2004      2005      2006   Thereafter     Total      Fair Value
                            ------  --------  -------  --------  --------  ----------    --------    ----------
Fixed rate                  $   -   $     -   $    -   $     -   $     -     $200,000    $200,000     $185,000

Weighted average
  interest rate               8.5%      8.5%     8.5%      8.5%      8.5%         8.5%        8.5%

Fixed rate                  $   -   $     -   $    -   $     -   $     -     $125,000    $125,000     $107,000

Weighted average
  interest rate               7.9%      7.9%     7.9%      7.9%      7.9%         7.9%        7.9%

Fixed rate                  $   -   $     -   $    -   $     -   $     -     $500,000    $500,000     $480,000

Weighted average
  interest rate               9.5%      9.5%     9.5%      9.5%      9.5%         9.5%        9.5%

Variable rate               $ 750    $2,000   $2,000    $2,000    $2,000     $229,250    $238,000     $238,000

Weighted average
  interest rate               7.0%      7.0%     7.0%      7.0%      7.0%         7.0%        7.0%

                                    PART II
                                    -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     None


(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the three months ended June 30, 2001:

                                     Date Report
Date of Report                       Filed with SEC                               Items Reported
--------------                       --------------                               --------------
February 26, 2001                     June 6, 2001                                Item 5 - Other Events
(Amendment No.1)                                                                  Item 7 - Financial Statements, Pro Forma Financial
                                                                                  Information and Exhibits *

----------
  * Included historical financial statements for Georgia Mediacom Systems, the Southern Illinois Mediacom Systems, the Iowa Mediacom Systems and the Missouri Mediacom Systems

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDIACOM LLC


August 14, 2001                  By:  /s/ Mark E. Stephan
                                      -------------------
                                      Mark E. Stephan
                                        Senior Vice President,
                                        Chief Financial Officer, Treasurer
                                        and Principal Financial Officer

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDIACOM CAPITAL CORPORATION


August 14, 2001                 By: /s/ Mark E. Stephan
                                    -------------------
                                    Mark E. Stephan
                                    Treasurer, Secretary and
                                    Principal Financial Officer