Form 10-Q
period 2001-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2001-11-14
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                                                Page
                                                                                                                ----
  Item 1.      Financial Statements

                 Consolidated Balance Sheets -
                    September 30, 2001 (unaudited) and December 31, 2000......................................    1

                 Consolidated Statements of Operations and Comprehensive Loss -
                    Three and Nine Months Ended September 30, 2001 and 2000 (unaudited).......................    2

                 Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2001 and 2000 (unaudited).................................    3

                 Notes to Consolidated Financial Statements (unaudited).......................................    4

  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................................................    9

  Item 3.      Quantitative and Qualitative Disclosures about
                 Market Risk..................................................................................   18


                                     PART II
                                     -------

  Item 6.      Exhibits and Reports on Form 8-K...............................................................   19

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

                                     PART I
                                     ------

ITEM 1.       FINANCIAL STATEMENTS

                          MEDIACOM LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                      September 30,       December 31,
                                                                                           2001               2000
                                                                                      -------------       ------------
                                     ASSETS                                             (Unaudited)
Cash and cash equivalents                                                               $     7,399       $      4,093
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $1,144 and $932, respectively                                                          11,286             13,500
Prepaid expenses and other assets                                                            18,609              7,023
Investments                                                                                   3,277              3,985
Preferred investment in affiliated company                                                  150,000                  -
Investment in cable television systems:
   Inventory                                                                                 21,223             14,131
   Property, plant and equipment, net of accumulated depreciation of
       $305,640 and $204,440, respectively                                                  681,345            635,612
   Intangible assets, net of accumulated amortization of $179,408 and
       $124,955, respectively                                                               626,449            680,420
                                                                                        -----------        -----------
       Total investment in cable television systems                                       1,329,017          1,330,163
Other assets, net of accumulated amortization of $8,633 and
   $5,749, respectively                                                                      27,461             17,008
                                                                                        -----------        -----------
       Total assets                                                                     $ 1,547,049        $ 1,375,772
                                                                                        ===========        ===========
                         LIABILITIES AND MEMBER'S EQUITY

LIABILITIES
   Debt                                                                                 $ 1,388,000        $   987,000
   Accounts payable and accrued expenses                                                     71,039             80,143
   Subscriber advances                                                                        2,223              3,886
   Management fees payable                                                                    4,358              1,236
   Deferred revenue                                                                          10,097             40,510
   Other liabilities                                                                         10,643                  -
                                                                                        -----------        -----------
       Total liabilities                                                                $ 1,486,360        $ 1,112,775
                                                                                        -----------        -----------
MEMBER'S EQUITY
   Capital contributions                                                                    521,696            521,696
   Other equity                                                                              21,010             18,598
   Accumulated comprehensive loss                                                            (1,122)              (414)
   Accumulated deficit                                                                     (480,895)          (276,883)
                                                                                        -----------        -----------
       Total member's equity                                                                 60,689            262,997
                                                                                        -----------        -----------
       Total liabilities and member's equity                                            $ 1,547,049        $ 1,375,772
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

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                                  2001                2000                  2001               2000
                                               ---------           ----------            ----------         ----------

Revenues                                       $  95,210           $   84,478            $  278,398         $  244,513

Costs and expenses:
   Service costs                                  34,282               28,947                98,246             83,813
   Selling, general and
     administrative expenses                      16,365               13,889                46,327             41,171
   Management fee expense                          1,140                1,598                 4,607              4,529
   Depreciation and amortization                  55,449               45,050               158,934            129,137
   Non-cash stock charges relating to
     management fee expense                          529                  609                 2,412             27,596
                                               ---------            ---------             ---------         ----------
Operating loss                                   (12,555)              (5,615)              (32,128)           (41,733)
                                               ---------            ---------             ---------         ----------
Interest expense, net                             25,563               16,868                68,396             51,461
Loss on derivative instruments, net                7,604                    -                 9,001                  -
Investment income from affiliate                  (3,620)                   -                (3,620)                 -
Other expenses (income)                              384                  353               (28,535)             1,224
                                               ---------            ---------             ---------          ---------
Net loss before cumulative effect of
   accounting change                             (42,486)             (22,836)              (77,370)           (94,418)

Cumulative effect of accounting change                 -                    -                (1,642)                 -
                                               ---------            ---------            ----------         ----------
Net loss                                         (42,486)             (22,836)              (79,012)           (94,418)

Unrealized loss on investments                    (1,034)              (4,012)                 (708)           (21,781)
                                               ---------           ----------            ----------         ----------
Comprehensive loss                             $ (43,520)          $  (26,848)           $  (79,720)        $ (116,199)
                                               =========           ==========            ==========         ==========














           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           2001               2000
                                                                                       -----------         -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                            $   (79,012)        $   (94,418)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                       158,934             129,137
       Change in fair value of swaps                                                        10,643                   -
       Vesting of management stock                                                           2,412               3,123
       Other non-cash stock charges relating to management fee expense                           -              24,473
       Elimination and amortization of deferred SoftNet revenue                            (30,244)               (947)
       Changes in assets and liabilities, net of effects from
       acquisitions:
          Subscriber accounts receivable                                                     2,214               1,055
          Prepaid expenses and other assets                                                (11,586)             (1,344)
          Accounts payable and accrued expenses                                               (908)              6,251
          Subscriber advances                                                               (1,663)             (1,466)
          Management fees payable                                                            3,122                 189
          Deferred revenue                                                                    (169)                353
                                                                                       -----------         -----------
              Net cash flows provided by operating activities                               53,743              66,406
                                                                                       -----------         -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                   (162,222)           (133,376)
   Acquisitions of cable television systems                                                      -             (34,968)
   Preferred investment in affiliated company                                             (150,000)                  -
   Other, net                                                                               (1,085)               (905)
                                                                                       -----------         -----------
              Net cash flows used in investing activities                                 (313,307)           (169,249)
                                                                                       -----------         -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                          872,000             211,000
   Repayment of debt                                                                      (471,000)           (464,000)
   Dividend payment                                                                       (125,000)                  -
   Capital contributions                                                                         -             354,500
   Financing costs                                                                         (13,130)               (207)
                                                                                       -----------         -----------
              Net cash flows provided by financing activities                              262,870             101,293
                                                                                       -----------         -----------
              Net increase (decrease) in cash and cash equivalents                           3,306              (1,550)

CASH AND CASH EQUIVALENTS, beginning of period                                               4,093               4,473
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                               $     7,399         $     2,923
                                                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                            $    63,899         $    58,659
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

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization

     Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of September 30, 2001, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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

(2) Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements as of September 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

   Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recorded a charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be accounted for as an indefinite life intangible asset. For the three and nine months ended September 30, 2001, the Company has continued to amortize all goodwill acquired prior to June 30, 2001 and all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment the Company will cease amortizing them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

(3) Acquisitions

     During 2000, the Company completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $49.4 million to property, plant and equipment, and approximately $59.8 million to intangible assets. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

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

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------       -----------
                                                                                          (dollars in thousands)
     Revenues.................................................................       $    278,398      $    258,494
     Operating expenses and costs:
        Service costs.........................................................             98,246            89,350
        Selling, general and administrative expenses..........................             46,327            43,533
        Management fee expense................................................              4,607             4,529
        Depreciation and amortization.........................................            158,934           136,052
        Non-cash stock charges relating to management fee expense.............              2,412            27,596
                                                                                     ------------       -----------
     Operating loss...........................................................            (32,128)          (42,566)
                                                                                     ------------       -----------
     Net loss.................................................................       $    (79,012)      $  (100,230)
                                                                                     ============       ===========

(4)  Debt

     As of September 30, 2001 and December 31, 2000, debt consisted of:

                                                                                     September 30,       December 31,
                                                                                         2001               2000
                                                                                      -----------       -----------
                                                                                         (dollars in thousands)
     Bank credit facilities...................................................        $   563,000       $   662,000
     8 1/2% senior notes......................................................            200,000           200,000
     7 7/8% senior notes......................................................            125,000           125,000
     9 1/2% senior notes (a)..................................................            500,000                 -
                                                                                      -----------       -----------
                                                                                      $ 1,388,000       $   987,000
                                                                                      ===========       ===========

     Debt Issued in 2001

     (a) On January 24, 2001, Mediacom and Mediacom Capital jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom. Mediacom was in compliance with the indenture governing the 9 1/2% Senior Notes as of September 30, 2001.

     The average interest rate on outstanding debt under the bank credit facilities was 5.3% for the three months ended September 30, 2001, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company accounts for these interest rate swaps as speculative investments and therefore records them at market value. For the three and nine months ended September 30, 2001, the Company recorded a loss of $7.6 million and $9.0 million, respectively, in the consolidated statements of operations.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The stated maturities of all debt outstanding as of September 30, 2001 are as follows (dollars in thousands):

     2002....................................................................................        $        750
     2003....................................................................................               2,000
     2004....................................................................................               2,000
     2005....................................................................................               2,000
     2006....................................................................................              27,500
     Thereafter .............................................................................           1,353,750
                                                                                                     ------------
                                                                                                     $  1,388,000
                                                                                                     ============


(5)  SoftNet

     As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. The Company recognized revenue of approximately $0.3 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. As a result of the termination of the SoftNet relationship in the first quarter of 2001, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations.

(6)  Equity

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its subsidiary credit facilities.

(7)  Investments

     On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC ("Mediacom Broadband"), a newly-formed wholly-owned subsidiary of MCC, incorporated in Delaware, that was funded with borrowings under the Company's subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly. The proceeds from the preferred equity investment and, indirectly, the $125.0 million cash dividend discussed above were used by Mediacom Broadband to fund a portion of the $2.1 billion purchase price of its acquisitions of cable systems, serving approximately 800,000 basic subscribers in the states of Georgia, Illinois, Iowa and Missouri, from affiliates of AT&T Broadband, LLC.

(8)  Recent Developments

     The Company utilizes Excite@Home to provide its customers with high-speed Internet service. On September 28, 2001, Excite@Home filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in San Francisco. At the same time, Excite@Home announced the sale of essentially all of its broadband Internet access business assets and related services to AT&T Corp., subject to court approval. On October 10, 2001, the Company was informed by Excite@Home that it would no longer add new customers to its broadband Internet access system. In addition, Excite@Home filed a motion to reject or terminate its agreements with all cable companies, including Excite@Home's understanding with the Company. On October 17, 2001, MCC entered into a letter agreement with Excite@Home under which Excite@Home agreed to add new customers and provide service to new and existing customers through November 30, 2001. Excite@Home announced that it would temporarily withdraw its motion to reject or terminate agreements with respect to any cable company that signed a letter agreement. On October 19, 2001, a committee composed of the bondholders of Excite@Home filed a motion with the bankruptcy court to compel

                         MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Excite@Home to stop providing services to its cable customers unless the cable companies agree to better terms or buy the company at a price acceptable to the creditors. Furthermore, Excite@Home recently filed a similar motion with the bankruptcy court seeking to stop providing services to its cable customers. These motions are scheduled to be heard on November 30, 2001. MCC intends to vigorously oppose these motions.

     The Company is currently exploring options that will enable it to continue to provide high-speed Internet service. These options include extending MCC's agreement with Excite@Home, establishing a relationship with other providers of high-speed Internet service or developing the infrastructure and expertise necessary to provide the service itself. There can be no assurance that the Company will be able to continue to provide high-speed Internet service to its customers without disruptions.

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

                                                                                                 Basic Subscribers
                                                                             Purchase Price            as of
Predecessor Owner                                     Acquisition Date       (in millions)       Acquisition Date
-----------------                                     ----------------       --------------      ----------------
Rapid Communications Partners, L.P.                   April 2000                 $   8.0                 6,000
MidAmerican Cable Systems, L.P.                       April 2000                     8.0                 5,000
TriCable, Inc                                         May 2000                       1.8                 1,000
Spirit Lake Cable TV, Inc.                            June 2000                     10.8                 5,000
South Kentucky Services Corporation                   July 2000                      2.1                 1,000
Dowden Midwest Cable Partners, L.P.                   August 2000                    1.2                 1,000
Illinet Communications of Central Illinois, LLC       October 2000                  15.8                 8,000
Satellite Cable Services, Inc.                        October 2000                  27.5                12,000
AT&T Broadband, LLC-Alabama                           December 2000                 34.0                14,000
                                                                                 -------                ------
                                                                                 $ 109.2                53,000
                                                                                 =======                ======

General

     EBITDA represents operating loss before depreciation and amortization and non-cash stock charges relating to management fee expense. EBITDA:

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

   Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

                                                            Three Months Ended September 30,
                                                            --------------------------------           Percent
                                                                2001                 2000               Change
                                                            ------------         -----------           -------
                                                                 (dollars in thousands)
Revenues...............................................      $    95,210         $    84,478             12.7%
Costs and expenses:
   Service costs.......................................           34,282              28,947             18.4
   Selling, general and
     administrative expenses...........................           16,365              13,889             17.8
   Management fee expense..............................            1,140               1,598            (28.7)
   Depreciation and amortization.......................           55,449              45,050             23.1
   Non-cash stock charges relating to
     management fee expense............................              529                 609            (13.1)
                                                             -----------          ----------           -------
Operating loss.........................................          (12,555)             (5,615)           123.6
                                                             -----------          ----------           -------
Interest expense, net..................................           25,563              16,868             51.5
Loss on derivative instruments, net....................            7,604                   -                -
Investment income from affiliate.......................           (3,620)                  -                -
Other expenses (income)................................              384                 353              8.8
                                                             -----------          ----------           -------
Net loss before cumulative effect
   of accounting change................................          (42,486)            (22,836)            86.0
Cumulative effect of effect of
   accounting change...................................                -                   -                -
                                                             -----------          ----------           -------
Net loss...............................................      $   (42,486)         $  (22,836)            86.0%
                                                             ===========          ==========           =======
Other Data:

EBITDA.................................................      $    43,423          $   40,044              8.4%
EBITDA margin(1).......................................            45.6%               47.4%

--------------------------------

(1)  Represents EBITDA as a percentage of revenues.

     Revenues. Revenues increased 12.7% to $95.2 for the three months ended September 30, 2001 as compared to $84.5 for the three months ended September 30, 2000. Of the revenue increase of $10.7 million, approximately $4.4 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's digital cable and high-speed Internet access services.

     Service costs. Service costs increased 18.4% to $34.3 million for the three months ended September 30, 2001 as compared to $28.9 million for the three months ended September 30, 2000. Of the service cost increase of $5.3 million, approximately $1.7 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers, the costs of channel additions and the Company's digital customer growth. As a percentage of revenues, service costs were 36.0% for the three months ended September 30, 2001, as compared with 34.3% for the three months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 17.8% to $16.4 million for the three months ended September 30, 2001 as compared to $13.9 million for the three months ended September 30, 2000. Of the selling, general and administrative expense increase of $2.5 million, approximately $0.7 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher employee and bad debt expenses. As a percentage of revenues, selling, general and administrative expenses were 17.2% for the three months ended September 30, 2001 as compared with 16.4% for the three months ended September 30, 2000.

     Management fee expense. Management fee expense decreased 28.7% to $1.1 million for the three months ended September 30, 2001 as compared to $1.6 million the three months ended September 30, 2000. As a percentage of revenues, management fee expense was 1.2% for the three months ended September 30, 2001 as compared with 1.9% for the three months ended September 30, 2000. The decrease was primarily due to the sharing of MCC's overhead with Mediacom Broadband LLC ("Mediacom Broadband"), a Delaware limited liability company and wholly-owned subsidiary of MCC.

     Depreciation and amortization. Depreciation and amortization increased 23.1% to $55.4 million for the three months ended September 30, 2001 as compared to $45.1 million for the three months ended September 30, 2000. This increase was due to the Company's 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 13.1% to $0.5 million for the three months ended September 30, 2001 as compared to $0.6 million for the three months ended September 30, 2000. This decrease is due to reduced vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 51.5% to $25.6 million for the three months ended September 30, 2001 as compared to $16.9 million for the three months ended September 30, 2000. This increase was due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001 and borrowings under the Company's subsidiary credit facilities to fund a portion of the purchase price of the AT&T systems acquired by Mediacom Broadband. See Notes 6 and 7.

     Loss on derivative instruments, net. Loss on derivative instruments, net was $7.6 million for the three months ended September 30, 2001, due to the change in the fair value of the Company's interest rate derivatives as a result of the decrease in market interest rates.

     Investment income from affiliate. Investment income from affiliate was $3.6 million for the three months ended September 30, 2001. This amount represents the investment income on the Company's $150.0 million preferred equity investment in Mediacom Broadband. See Note 7.

     Other expenses (income). Other expense was $0.4 million for the three months ended September 30, 2001 and September 30, 2000.

     Net loss. Due to the factors described above, the Company generated a net loss of $42.5 million for the three months ended September 30, 2001 as compared to a net loss of $22.8 million for the three months ended September 30, 2000.

     EBITDA. EBITDA increased 8.4% to $43.4 million for the three months ended September 30, 2001 as compared to $40.0 million for the three months ended September 30, 2000. Of the EBITDA increase of $3.4 million, approximately $1.9 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming, employee and bad debt expenses described above. As a percentage of revenues, EBITDA was 45.6% for the three months ended September 30, 2001 as compared with 47.4% for the three months ended September 30, 2000.

   Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                                                             Nine Months Ended September 30,
                                                             -------------------------------           Percent
                                                                2001                 2000               Change
                                                             -----------         -----------           -------
                                                                  (dollars in thousands)
Revenues...............................................      $   278,398          $  244,513             13.9%
Costs and expenses:
   Service costs.......................................           98,246              83,813             17.2
   Selling, general and
     administrative expenses...........................           46,327              41,171             12.5
   Management fee expense..............................            4,607               4,529              1.7
   Depreciation and amortization.......................          158,934             129,137             23.1
   Non-cash stock charges relating to
     management fee expense............................            2,412              27,596            (91.3)
                                                             -----------          ----------           --------
Operating loss ........................................          (32,128)            (41,733)           (23.0)
                                                             -----------          ----------           --------
Interest expense, net..................................           68,396              51,461             32.9
Loss on derivative instruments, net....................            9,001                   -                -
Investment income from affiliate.......................           (3,620)                  -                -
Other expenses (income)................................          (28,535)              1,224               NM
                                                             -----------          ----------           --------
Net loss before cumulative effect of
   accounting change...................................          (77,370)            (94,418)            (18.1)
Cumulative effect of effect of
   accounting change...................................           (1,642)                  -                 -
                                                             -----------          ----------           --------
Net loss...............................................      $   (79,012)         $  (94,418)            (16.3)%
                                                             ===========          ==========           ========
Other Data:
EBITDA.................................................      $   129,218          $  115,000               12.4%
EBITDA margin(1).......................................            46.4%               47.0%

-----------------------------

(1)  Represents EBITDA as a percentage of revenues.

     Revenues. Revenues increased 13.9% to $278.4 for the nine months ended September 30, 2001 as compared to $244.5 for the nine months ended September 30, 2000. Of the revenue increase of $33.9 million, approximately $15.4 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's digital cable and high-speed Internet access services.

     Service costs. Service costs increased 17.2% to $98.2 million for the nine months ended September 30, 2001 as compared to $83.8 million for the nine months ended September 30, 2000. Of the service cost increase of $14.4 million, approximately $6.2 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers, the costs of channel additions and the Company's digital customer growth. As a percentage of revenues, service costs were 35.3% for the nine months ended September 30, 2001, as compared with 34.3% for the nine months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.5% to $46.3 million for the nine months ended September 30, 2001 as compared to $41.2 million for the nine months ended September 30, 2000. Of the selling, general and administrative expense increase of $5.1 million, approximately $2.5 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher employee and bad debt expenses and marketing costs associated with the promotion of the Company's digital cable and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 16.6% for the nine months ended September 30, 2001 as compared with 16.8% for the nine months ended September 30, 2000.

     Management fee expense. Management fee expense increased 1.7% to $4.6 million for the nine months ended September 30, 2001 as compared to $4.5 million the nine months ended September 30, 2000. As a percentage of revenues, management fee expense was 1.7% for the nine months ended September 30, 2001 as compared with 1.9% for the nine months ended September 30, 2000. The increase was primarily due to MCC's additional employee cost partially offset by a the sharing of MCC's overhead with Mediacom Broadband.

     Depreciation and amortization. Depreciation and amortization increased 23.1% to $158.9 million for the nine months ended September 30, 2001 as compared to $129.1 million for the nine months ended September 30, 2000. This increase was due to the Company's purchase of 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 91.3% to $2.4 million for the nine months ended September 30, 2001 as compared to $27.6 million for the nine months ended September 30, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering.

     Interest expense, net. Interest expense, net, increased 32.9% to $68.4 million for the nine months ended September 30, 2001 as compared to $51.5 million for the nine months ended September 30, 2000. This increase was primarily due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001 and borrowings under the Company's subsidiary credit facilities to fund a portion of the purchase price of the AT&T systems acquired by Mediacom Broadband.

     Loss on derivative instruments, net. Loss on derivative instruments, net was $9.0 million for the nine months ended September 30, 2001, due to the change in the fair value of the Company's interest rate derivatives as a result of the decrease in market interest rates.

     Investment income from affiliate. Investment income from affiliate was $3.6 million for the nine months ended September 30, 2001. This amount represents the investment income on the Company's $150.0 million preferred equity investment in Mediacom Broadband.

     Other expenses (income). Other income was $28.5 million for the nine months ended September 30, 2001 as compared to $1.2 million of other expense for the nine months ended September 30, 2001. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. See Note 5.

     Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $79.0 million for the nine months ended September 30, 2001 as compared to a net loss of $94.4 million for the nine months ended September 30, 2000.

     EBITDA. EBITDA increased 12.4% to $129.2 million for the nine months ended September 30, 2001 as compared to $115.0 million for the nine months ended September 30, 2000. Of the EBITDA increase of $14.2 million, approximately $6.3 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming, employee and bad debt expenses described above. As a percentage of revenues, EBITDA was 46.4% for the nine months ended September 30, 2001, as compared with 47.0% for the nine months ended September 30, 2000.

Selected Pro Forma Results

     The Company has reported the results of operations of the 2000 Acquisitions from the date of their respective acquisition. The financial information below for the nine months ended September 30, 2001 and 2000, presents selected unaudited pro forma operating results assuming the purchase of the 2000 Acquisitions had been consummated on January 1, 2000. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                         2001                2000
                                                                                     ------------        ------------
                                                                                          (dollars in thousands)
Revenues.....................................................................        $    278,398        $    258,494
Costs and expenses:
   Service costs.............................................................              98,246              89,350
   Selling, general and administrative expenses..............................              46,327              43,533
   Management fee expense....................................................               4,607               4,529
   Depreciation and amortization.............................................             158,934             136,052
   Non-cash stock charges relating to management fee expense.................               2,412              27,596
                                                                                     ------------        ------------
Operating loss...............................................................        $    (32,128)       $    (42,566)
                                                                                     ============        ============
Other Data:
EBITDA.......................................................................        $    129,218        $    121,082
EBITDA margin(1).............................................................                46.4%               46.8%

--------------------------

(1)  Represents EBITDA as a percentage of revenues.

   Selected Pro Forma Results for Nine Months Ended September 30, 2001
Compared to Selected Pro Forma Results for Nine Months Ended September 30, 2000

     Revenues. Revenues increased 7.7% to $278.4 million for the nine months ended September 30, 2001, as compared to $258.5 million for the nine months ended September 30, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's digital cable and high-speed Internet access services, partially offset by a decline in basic subscribers.

     Service costs. Service costs increased 10.0% to $98.2 million for the nine months ended September 30, 2001 from $89.4 million for the nine months ended September 30, 2000, principally due to higher programming expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.4% to $46.3 million for the nine months ended September 30, 2001 from $43.5 million for the nine months ended September 30, 2000, principally due to higher employee expenses and higher bad debt expense.

     Management fee expense. Management fee expense increased 1.7% to $4.6 million for the nine months ended September 30, 2001 from $4.5 million for the nine months ended September 30, 2000. As a percentage of revenues, management fee expense was 1.7% for the nine months ended September 30, 2001 as compared with 1.8% for the nine months ended September 30, 2000.

     Depreciation and amortization. Depreciation and amortization increased 16.8% to $158.9 million for the nine months ended September 30, 2001 from $136.1 million for the nine months ended September 30, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges. Non-cash stock charges were as reported above.

     Operating loss. As a result of the above factors, the Company generated an operating loss of $32.1 million for the nine months ended September 30, 2001, compared to $42.6 million for the nine months ended September 30, 2000.

     EBITDA. EBITDA increased by 6.7% to $129.2 million for the nine months ended September 30, 2001 from $121.1 million for the nine months ended September 30, 2000. The EBITDA margin was 46.4% for the nine months ended September 30, 2001 as compared with 46.8% for the nine months ended September 30, 2000.

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

  Investing Activities

     The Company expects to spend approximately $220.0 million on capital expenditures in 2001. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary bank credit facilities. By December 2001, the Company expects that 89% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 78% of its homes passed will have two-way communications. For the nine months ended September 30, 2001, the Company's capital expenditures were $162.2 million.

     On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband, that was funded with borrowings under the Company's subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly. The proceeds from the preferred equity investment, were used by Mediacom Broadband to pay a portion of the $2.1 billion purchase price of its acquisition of cable systems serving approximately 800,000 subscribers in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems") from affiliates of AT&T Broadband, LLC.

     In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

  Financing Activities

     As of September 30, 2001 and December 31, 2000 the Company's debt was $1.4 billion and $987.0 million, respectively.

     As of September 30, 2001, the Company entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 72% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of September 30, 2001, the Company's weighted average cost of indebtedness was approximately 8.0%. As of September 30, 2001, the Company was in compliance with all of the financial and other covenants in its subsidiary credit facilities and public debt indentures and it had approximately $536.0 million of unused credit commitments under its subsidiary credit facilities.

     On January 24, 2001, Mediacom and its wholly-owned subsidiary, Mediacom Capital, a New York corporation completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

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

Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recorded a charge of approximately $1.6 million as a change in accounting principle in the first quarter of 2001.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be accounted for as an indefinite life intangible asset. For the three and nine months ended September 30, 2001, the Company has continued to amortize all goodwill acquired prior to June 30, 2001 and all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment the Company will cease amortizing them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. At September 30, 2001, the Company would have paid approximately $10.6 million if it terminated the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                                 Expected Maturity
                     --------------------------------------------------------------------
                                      (All dollar amounts in thousands)

                        2002      2003       2004        2005        2006      Thereafter       Total       Fair Value
                     --------- ---------   ---------   ---------   ---------   ----------     ----------    -----------
Fixed rate           $     -   $      -    $      -    $      -    $      -    $  200,000     $  200,000    $   194,000
Weighted average
  interest rate          8.5%       8.5%        8.5%        8.5%        8.5%          8.5%           8.5%

Fixed rate           $     -   $      -    $     -     $      -    $      -    $  125,000     $  125,000    $   111,000
Weighted average
  interest rate          7.9%       7.9%        7.9%        7.9%        7.9%          7.9%           7.9%

Fixed rate           $     -   $      -    $      -    $      -    $      -    $  500,000     $  500,000    $   488,000
Weighted average
  interest rate          9.5%       9.5%        9.5%        9.5%        9.5%          9.5%           9.5%

Variable rate        $   750   $  2,000    $  2,000    $  2,000    $ 27,500    $1,353,750     $1,388,000    $  1,388,000
Weighted average
  interest rate          5.3%       5.3%        5.3%        5.3%        5.3%          5.3%           5.3%

                                     PART II
                                     -------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEDIACOM LLC


November 14, 2001                      By:  /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                              Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Principal Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDIACOM CAPITAL CORPORATION


November 14, 2001                    By: /s/ Mark E. Stephan
                                        -------------------
                                        Mark E. Stephan
                                          Treasurer, Secretary and
                                          Principal Financial Officer