Form 10-Q
period 2002-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2002-05-15
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                     PART I
                                     ------

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets (unaudited) -
               March 31, 2002 and December 31, 2001...........................................     1

            Consolidated Condensed Statements of Operations and Comprehensive Loss (unaudited)
               Three Months Ended March 31, 2002 and 2001.....................................     2

            Consolidated Condensed Statements of Cash Flows (unaudited) -
               Three Months Ended March 31, 2002 and 2001.....................................     3

            Notes to Consolidated Condensed Financial Statements (unaudited)..................     4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................................     8

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk.......................................................................    14

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K.....................................................    15

                                   ----------

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                          March 31,   December 31,
                                                                            2002          2001
                                                                         ----------   ------------
                                     ASSETS
Cash and cash equivalents                                                $    5,861    $    7,378
Investments                                                                   4,070         4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $960 and $1,095, respectively                                          13,732        12,314
Prepaid expenses and other assets                                            13,080        54,917
Preferred investment in affiliated company                                  150,000       150,000
Investment in cable television systems:
   Inventory                                                                 26,312        29,012
   Property, plant and equipment, net of accumulated depreciation of
      $376,257 and $338,930, respectively                                   719,459       717,595
   Intangible assets, net of accumulated amortization of $204,636 and
      $197,860, respectively                                                604,866       605,053
                                                                         ----------    ----------
      Total investment in cable television systems                        1,350,637     1,351,660
   Other assets, net of accumulated amortization of $10,556 and
      $9,733, respectively                                                   25,239        26,329
                                                                         ----------    ----------
      Total assets                                                       $1,562,619    $1,606,668
                                                                         ==========    ==========

                         LIABILITIES AND MEMBER'S EQUITY

LIABILITIES
   Debt                                                                  $1,491,500    $1,425,500
   Accounts payable and accrued expenses                                     69,658       159,710
   Deferred revenue                                                          10,686         7,467
                                                                         ----------    ----------
      Total liabilities                                                  $1,571,844    $1,592,677
                                                                         ----------    ----------
MEMBER'S EQUITY
   Capital contributions                                                    521,696       521,696
   Other equity                                                              22,460        21,502
   Accumulated deficit                                                     (553,381)     (529,207)
                                                                         ----------    ----------
      Total member's equity                                                  (9,225)       13,991
                                                                         ----------    ----------
      Total liabilities and member's equity                              $1,562,619    $1,606,668
                                                                         ==========    ==========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                          (All dollar amounts in 000's)
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2002       2001
                                                      --------   --------
Revenues                                              $ 97,190   $ 89,131

Costs and expenses:
   Service costs                                        37,122     30,274
   Selling, general and administrative expenses         16,998     15,170
   Management fee expense                                1,450      1,517
   Depreciation and amortization                        44,669     50,783
   Non-cash stock charges relating to management
      fee expense                                          958      1,195
                                                      --------   --------
Operating loss                                          (4,007)    (9,808)
Interest expense, net                                   25,489     20,734
(Gain) loss on derivative instruments, net              (2,226)     1,629
Investment income from affiliate                        (4,500)        --
Other expenses (income)                                  1,404    (29,472)
                                                      --------   --------
Net loss before cumulative effect of accounting
   change                                              (24,174)    (2,699)
Cumulative effect of accounting change, net of
   tax                                                      --     (1,642)
                                                      --------   --------

Net loss                                               (24,174)    (4,341)
Unrealized loss on investments                              --       (686)
                                                      --------   --------
Comprehensive loss                                    $(24,174)  $ (5,027)
                                                      ========   ========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                        2002         2001
                                                                      --------    ---------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                           $(24,174)   $  (4,341)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation and amortization                                    44,669       50,783
       (Gain) loss on derivative instruments, net                       (2,226)       3,270
       Vesting of management stock                                         958        1,195
       Elimination and amortization of deferred SoftNet revenue             --      (30,244)
       Other, net                                                          806           --
       Changes in assets and liabilities, net of effects from
         acquisitions:
          Subscriber accounts receivable                                (1,433)         316
          Prepaid expenses and other assets                             41,837       (1,308)
          Accounts payable and accrued expenses                        (87,832)       6,867
          Deferred revenue                                               3,219       (1,018)
                                                                      --------    ---------
              Net cash flows (used in) provided by operating
                activities                                             (24,176)      25,520
                                                                      --------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                (36,764)     (42,341)
   Acquisitions of cable television systems                             (6,548)          --
   Other investment activities                                             (20)        (810)
                                                                      --------    ---------
              Net cash flows used in investing activities              (43,332)     (43,151)
                                                                      --------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                      139,000      508,000
   Repayment of debt                                                   (73,000)    (470,000)
   Financing costs                                                          (9)     (12,665)
                                                                      --------    ---------
              Net cash flows provided by financing activities           65,991       25,335
                                                                      --------    ---------
              Net (decrease) increase in cash and cash
                 equivalents                                            (1,517)       7,704

CASH AND CASH EQUIVALENTS, beginning of period                           7,378        4,093
                                                                      --------    ---------
CASH AND CASH EQUIVALENTS, end of period                              $  5,861    $  11,797
                                                                      ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                           $ 36,486    $  17,682
                                                                      ========    =========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company wholly-owned by Mediacom Communications Corporation ("MCC"), is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2002, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Condensed Financial Statements

     The consolidated condensed financial statements as of March 31, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002. In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated condensed statements of operations and comprehensive loss. As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

   Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recorded a charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

   Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of

                          MEDIACOM LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

adopting SFAS 142 was to reduce amortization expense by $11.1 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     The following table provides a reconciliation of the results of operations for the three months ended March 31, 2001 to the net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001 (dollars in thousands):

Reported net loss........................................    $(24,174)
   Add back:  franchise cost amortization................      10,891
   Add back:  goodwill amortization......................         228
                                                             --------
Adjusted net loss........................................    $(13,055)
                                                             ========

     As of March 31, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years, and covenants not to compete, which are being amortized over three to seven years. As of March 31, 2002, the Company's amortizable intangible assets had a gross value of $139.8 million with accumulated amortization of $99.0 million. The Company's estimated aggregate amortization expense for 2002 and 2003 is $27.8 million and $13.0 million, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on the Company's results of operations or financial position.

(3)  Acquisitions

     The Company made acquisitions of cable systems in 2002 to increase the number of customers and markets it serves. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of the acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the acquired systems have been included with those of the Company since the dates of acquisition.

     During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million. The purchase price has been preliminarily allocated to intangible assets. The cable systems serve communities contiguous with the Company's existing operations. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

                          MEDIACOM LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Debt

     As of March 31, 2002 and December 31, 2001, debt consisted of:

                                                   March 31,   December 31,
                                                     2002          2001
                                                  ----------   ------------
                                                   (dollars in thousands)
     Bank credit facilities ...................   $  666,500    $  600,500
     8 1/2% senior notes ......................      200,000       200,000
     7 7/8% senior notes ......................      125,000       125,000
     9 1/2% senior notes ......................      500,000       500,000
                                                  ----------    ----------
                                                  $1,491,500    $1,425,500
                                                  ==========    ==========

     The average interest rate on debt outstanding under the bank credit facilities was 3.4% for the three months ended March 31, 2002, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2002, the Company had unused credit commitments of approximately $430.0 million under its bank credit facilities, of which about $371.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of March 31, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At March 31, 2002, the Company would have paid approximately $7.9 million if the exchange agreements were terminated, inclusive of accrued interest.

(5)  SoftNet

     As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated condensed statements of operations in the first quarter of 2001.

(6)  Equity

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its subsidiary credit facilities.

                          MEDIACOM LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  Investments

     On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, that was funded with borrowings under the Company's subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. The proceeds from the preferred equity investment and, indirectly, the $125.0 million dividend discussed in Note 6 were used by Mediacom Broadband LLC to fund a portion of the $2.07 billion purchase price of its acquisitions of cable systems, serving approximately 800,000 basic subscribers in the states of Georgia, Illinois, Iowa and Missouri, from AT&T Broadband, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated condensed financial statements as of and for the three months ended March 31, 2002 and 2001 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Organization

     Mediacom LLC ("Mediacom") was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries. Mediacom Capital Corporation, Mediacom's wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom of public debt securities and does not conduct operations of its own. Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of MCC's initial public offering, MCC issued shares of its common stock in exchange for all of Mediacom's outstanding membership interests and became the Mediacom's sole member and manager. See Note 1 of the Company's consolidated condensed financial statements.

Acquisitions

     The Company has expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. These acquisitions affect the comparability of the Company's historical results of operations.

     During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million. These acquisitions were financed with borrowings under the Company's bank credit facilities. The cable systems serve communities contiguous with the Company's existing operations.

General

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 95.0% of the Company's revenues for the three months ended March 31, 2002 are attributable to monthly subscription fees charged to customers for the Company's core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by the Company's cable systems. The remaining 5.0% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on the Company's cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit the Company's ability to increase its rates. Selling, general and administrative expenses directly attributable to the Company's cable systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

     The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to the Company's financing activities, have caused the Company to report net losses in its limited operating history. The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

     Operating cash flow represents operating loss before depreciation and amortization and non-cash stock charges relating to corporate expenses. Operating cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Operating cash flow is included herein because the Company's management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

     The following represents the Company's critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

   Property, Plant and Equipment

     The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived assets under SFAS 121.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $11.1 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

Actual Results of Operations

     Revenues. Revenues increased 9.0% to $97.1 million for the three months ended March 31, 2002 as compared to $89.1 million for the three months ended March 31, 2001. The increase was primarily due to customer growth in the Company's digital cable and high-speed Internet access services and basic rate increases associated with new programming introductions in the Company's core cable television services.

     Service costs. Service costs increased 22.6% to $37.1 million for the three months ended March 31, 2002 as compared to $30.3 million for the three months ended March 31, 2001. Service costs for the three months ended March 31, 2002 include $1.3 million of non-recurring incremental expenses related to the Company's transition to its Mediacom Online high-speed Internet access service. Excluding the non-recurring incremental expenses related to the transition to Mediacom Online, service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers and the costs of channel additions, and greater service costs associated with customer growth in the Company's the high-speed Internet access service. As a percentage of revenues, service costs were 38.2% for the three months ended March 31, 2002, as compared with 34.0% for the three months ended March 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.1% to $17.0 million for the three months ended March 31, 2002 as compared to $15.2 million for the three months ended March 31, 2001. The selling, general and administrative expense increase of $1.8 million was primarily a result of higher marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 17.5% for the three months ended March 31, 2002 as compared with 17.0% for the three months ended March 31, 2001.

     Management fee expense. The Company's management fee expense was approximately to $1.5 million for the three months ended March 31, 2002 and March 31, 2001. As a percentage of revenues, management fee expense was 1.5% for the three months ended March 31, 2002 as compared with 1.7% for the three months ended March 31, 2001.

     Depreciation and amortization. Depreciation and amortization decreased 12.0% to $44.7 million for the three months ended March 31, 2002 as compared to $50.8 million for the three months ended March 31, 2001. This decrease is primarily due to the impact of adopting SFAS 142, which reduced amortization expense by $10.9 million.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 19.8% to $1.0 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 22.9% to $25.5 million for the three months ended March 31, 2002 as compared to $20.7 million for the three months ended March 31, 2001. This increase was due to higher average borrowings under the Company's bank credit facilities, partially offset by declining interest rates on the Company's variable rate debt.

     Gain (loss) on derivative instruments, net. Gain on derivative instruments, net, was $2.3 million for the three months ended March 31, 2002 as compared to loss on derivative instruments, net, of $1.6 million for the three months ended March 31, 2001, primarily due to the decrease in the time to maturity of the derivative instruments.

     Investment income from affiliate. Investment income from affiliate was $4.5 million for the three months ended March 31, 2002. This amount represents the investment income on the Company's $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC.

     Other expenses (income). Other expense was $1.4 million for the three months ended March 31, 2002 as compared to other income of $29.5 million for the three months ended March 31, 2001. Other expenses for the three months ended March 31, 2002 represented fees on unused credit commitments under the Company's bank credit facilities and amortization on deferred financing costs. Other income for the three months ended March 31, 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company's contract with SoftNet.

     Net loss. Due to the factors described above, the Company generated a net loss of $24.2 million for the three months ended March 31, 2002 as compared to a net loss of $4.3 million for the three months ended March 31, 2001.

     Operating cash flow. Operating cash flow decreased 1.3% to $41.6 million for the three months ended March 31, 2002 as compared to $42.2 million for the three months ended March 31, 2001. Operating cash flow included $1.3 million of non-recurring incremental costs related to the Company's transition to Mediacom Online. The operating cash flow increase of $0.7 million, excluding these non-recurring incremental costs, was primarily due to the increase in revenues resulting from customer growth in the Company's digital cable and high-speed Internet access services and basic rate increases in the Company's core cable television services, partially offset by the increases in programming and marketing expenses described above. As a percentage of revenues, operating cash flow was 42.9% for the three months ended March 31, 2002 as compared with 47.3% for the three months ended March 31, 2001.

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

   Investing Activities

     The Company's capital expenditures were $36.8 million for three months ended March 31, 2002. As of March 31, 2002, approximately 92% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 85% of the Company's homes passed were activated with two-way communications capability. As of March 31, 2002, the Company's digital cable service was available to approximately 616,000 basic subscribers, and the Company's cable modem service was marketed to about 740,000 homes passed by the Company's cable systems.

     The Company plans to continue its aggressive network upgrade program and expects that approximately 96% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and approximately 90% of its homes passed will have two-way communications capability by year end 2002. To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $180.0 million and $190.0 million in capital expenditures in 2002.

     On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, that was funded with borrowings under the Company's subsidiary credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. The proceeds from the preferred equity investment, were used by Mediacom Broadband LLC to fund a portion of the purchase price for its acquisitions of cable systems from AT&T Broadband, LLC.

     During the three months ended March 31, 2002, the Company completed acquisitions of cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of $6.5 million. The cable systems serve communities contiguous with the Company's existing operations.

   Financing Activities

     To finance the Company's acquisitions and network upgrade program and to provide liquidity for future capital needs the Company completed the undernoted financing arrangements.

     On January 24, 2001, the Company and its wholly-owned subsidiary, Mediacom Capital, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC. This cash dividend indirectly funded a portion of the purchase price for Mediacom Broadband LLC's acquisitions of cable systems from AT&T Broadband LLC.

     The Company has two subsidiary bank credit facilities, each in the amount of $550.0 million. These credit facilities expire in September 2008 and December 2008. The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt. Under the terms of the interest rate exchange agreements, the Company exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002. The Company has not issued any securities under this registration statement.

     As of March 31, 2002, the Company's total debt was approximately $1.5 billion, with about $430.0 million of unused credit commitments under its bank credit facilities, of which about $371.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. On such date, about 67% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, was approximately 7.0%. As of March 31, 2002, the Company was in compliance with all debt covenants.

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

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $11.1 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets.". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations that the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At March 31, 2002, the Company would have paid approximately $7.9 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated condensed financial statements.

                                           Expected Maturity
                     ------------------------------------------------------------
                                   (All dollar amounts in thousands)

                     2002     2003      2004      2005       2006      Thereafter     Total     Fair Value
                     ----    ------    ------    ------    --------    ----------   --------    ----------
Fixed rate           $ --    $   --    $   --    $   --    $     --    $200,000     $200,000     $203,000

Weighted average
  interest rate       8.5%      8.5%      8.5%      8.5%        8.5%        8.5%         8.5%

Fixed rate           $ --    $   --    $   --    $   --    $     --    $125,000     $125,000     $120,000

Weighted average
  interest rate       7.9%      7.9%      7.9%      7.9%        7.9%        7.9%         7.9%

Fixed rate           $ --    $   --    $   --    $   --    $     --    $500,000     $500,000     $532,000

Weighted average
  interest rate       9.5%      9.5%      9.5%      9.5%        9.5%        9.5%         9.5%

Variable rate        $750    $2,000    $2,000    $2,000    $131,000    $528,750     $666,500     $666,500

Weighted average
  interest rate       3.4%      3.4%      3.4%      3.4%        3.4%        3.4%         3.4%

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

                                           MEDIACOM LLC


May 15, 2002                           By: /s/ Mark E. Stephan
                                           -------------------------------------
                                           Mark E. Stephan
                                             Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                             and Principal Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDIACOM CAPITAL CORPORATION


May 15, 2002                           By: /s/ Mark E. Stephan
                                           -------------------------------------
                                           Mark E. Stephan
                                             Treasurer, Secretary and
                                             Principal Financial Officer