Form 10-Q
period 2002-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2002-08-14
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                YES   X    NO ___

     Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          MEDIACOM LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                     PART I

Item 1.  Financial Statements

            Consolidated Balance Sheets (unaudited) -
             June 30, 2002 and December 31, 2001............................................  1

            Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
             Three and Six Months Ended June 30, 2002 and 2001..............................  2

            Consolidated Statements of Cash Flows (unaudited) -
             Six Months Ended June 30, 2002 and 2001........................................  3

            Notes to Consolidated Financial Statements (unaudited)..........................  4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................... 16

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K................................................... 17

                         ------------------------------

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          MEDIACOM LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2002         2001
                                                                         -----------   ------------
                                     ASSETS

Cash and cash equivalents                                                $     9,352   $      7,378
Investments                                                                    4,070          4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
 of $1,057 and $1,095, respectively                                           15,351         12,314
Prepaid expenses and other assets                                              5,177          6,917
Preferred investment in affiliated company                                   150,000        150,000
Investment in cable television systems:
   Inventory                                                                  14,464         29,012
   Property, plant and equipment, net of accumulated depreciation of
    $416,385 and $338,930, respectively                                      727,549        717,595
   Intangible assets, net of accumulated amortization of $211,470 and
    $197,860, respectively                                                   598,041        605,053
                                                                         -----------   ------------
      Total investment in cable television systems                         1,340,054      1,351,660
   Other assets, net of accumulated amortization of $11,457 and
    $9,733, respectively                                                      24,350         26,329
                                                                         -----------   ------------
      Total assets                                                       $ 1,548,354   $  1,558,668
                                                                         ===========   ============

                         LIABILITIES AND MEMBER'S EQUITY

LIABILITIES
   Debt                                                                  $ 1,505,500   $  1,425,500
   Accounts payable and accrued expenses                                      70,248        111,710
   Deferred revenue                                                           10,050          7,467
                                                                         -----------   ------------
      Total liabilities                                                  $ 1,585,798   $  1,544,677
                                                                         -----------   ------------
MEMBER'S EQUITY
   Capital contributions                                                     521,696        521,696
   Other equity                                                               22,965         21,502
   Accumulated deficit                                                      (582,105)      (529,207)
                                                                         -----------   ------------
      Total member's equity                                                  (37,444)        13,991
                                                                         -----------   ------------
      Total liabilities and member's equity                              $ 1,548,354   $  1,558,668
                                                                         ===========   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ---------------------------       -------------------------
                                               2002              2001             2002            2001
                                             ---------         ---------       ---------       ---------
Revenues                                     $ 102,528         $  91,651       $ 199,718       $ 180,782

Costs and expenses:
   Service costs                                37,688            31,284          74,810          61,558
   Selling, general and administrative
    expenses                                    16,822            14,792          33,820          29,962
   Management fee expense                        1,428             1,950           2,878           3,467
   Depreciation and amortization                52,412            52,702          97,081         103,485
   Non-cash stock charges relating to
    management fee expense                         505               688           1,463           1,883
                                             ---------         ---------       ---------       ---------
Operating loss                                  (6,327)           (9,765)        (10,334)        (19,573)
Interest expense, net                           25,590            22,099          51,079          42,833
Loss (gain) on derivative instruments, net         131              (232)         (2,095)          1,397
Investment income from affiliate                (4,500)                -          (9,000)              -
Other expenses (income)                          1,176               553           2,580         (28,919)
                                             ---------         ---------       ---------       ---------
Net loss before cumulative effect of
 accounting change                             (28,724)          (32,185)        (52,898)        (34,884)
Cumulative effect of accounting change,
 net of tax                                          -                 -               -          (1,642)

                                             ---------         ---------       ---------       ---------
Net loss                                     $ (28,724)        $ (32,185)      $ (52,898)      $ (36,526)
Unrealized gain on investments                       -             1,012               -             326
                                             ---------         ---------       ---------       ---------
Comprehensive loss                           $ (28,724)        $ (31,173)      $ (52,898)      $ (36,200)
                                             =========         =========       =========       =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------
                                                                                2002           2001
                                                                             ---------      ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                  $ (52,898)     $  (36,526)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                             97,081         101,445
      (Gain) loss on derivative instruments, net                                (2,095)          1,397
      Vesting of management stock                                                1,463           1,883
      Elimination and amortization of deferred SoftNet revenue                       -         (30,244)
      Amortization of deferred financing costs                                   1,556           2,040
      Cumulative effect of accounting change, net of tax                             -           1,642
      Changes in assets and liabilities, net of effects from acquisitions:
         Subscriber accounts receivable, net                                    (3,052)          2,004
         Prepaid expenses and other assets                                       1,740          (7,531)
         Accounts payable and accrued expenses                                 (39,373)         12,086
         Subscriber advances                                                         -          (1,392)
         Management fees payable                                                     -           1,982
         Deferred revenue                                                        2,583            (121)
                                                                             ---------      ----------
            Net cash flows provided by operating activities                      7,005          48,665
                                                                             ---------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                        (78,425)       (107,646)
   Acquisitions of cable television systems                                     (6,548)              -
   Other investment activities                                                     (29)           (938)
                                                                             ---------      ----------
            Net cash flows used in investing activities                        (85,002)       (108,584)
                                                                             ---------      ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                              164,000         547,000
   Repayment of debt                                                           (84,000)       (471,000)
   Financing costs                                                                 (29)        (12,880)
                                                                             ---------      ----------
            Net cash flows provided by financing activities                     79,971          63,120
                                                                             ---------      ----------
            Net increase in cash and cash equivalents                            1,974           3,201

CASH AND CASH EQUIVALENTS, beginning of period                                   7,378           4,093
                                                                             ---------      ----------
CASH AND CASH EQUIVALENTS, end of period                                     $   9,352      $    7,294
                                                                             =========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $  53,963      $   30,500
                                                                             =========      ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ORGANIZATION

     Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company wholly-owned by Mediacom Communications Corporation ("MCC"), is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2002, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

(2)  STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002. In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated statements of operations and comprehensive loss. As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, which are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $22.3 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     The following table provides a reconciliation of the results of operations for the six months ended June 30, 2001 to the net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001 (dollars in thousands):

     Reported net loss.................................    $   (36,526)
       Add back:  franchise cost amortization..........         21,865
       Add back:  goodwill amortization................            457
                                                           -----------
     Adjusted net loss.................................    $   (14,204)
                                                           ===========

     As of June 30, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years, and covenants not to compete, which are being amortized over three to seven years. As of June 30, 2002, the Company's amortizable intangible assets had a gross value of $139.8 million, with accumulated amortization of $105.8 million. The Company's estimated aggregate amortization expense for the remainder of 2002 and 2003 is $13.6 million and $20.4 million, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on the Company's results of operations or financial position.

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

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  DEBT

     As of June 30, 2002 and December 31, 2001, debt consisted of:

                                                     JUNE 30,       DECEMBER 31,
                                                       2002             2001
                                                   ------------    -------------
                                                      (DOLLARS IN THOUSANDS)
     Subsidiary credit facilities...............   $    680,500    $     600,500
     8 1/2% senior notes........................        200,000          200,000
     7 7/8% senior notes........................        125,000          125,000
     9 1/2% senior notes........................        500,000          500,000
                                                   ------------    -------------
                                                   $  1,505,500     $  1,425,500
                                                   ============    =============

     The average interest rate on debt outstanding under the subsidiary credit facilities was 3.2% for the three months ended June 30, 2002, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2002, the Company had unused credit commitments of approximately $413.0 million under its subsidiary credit facilities, of which about $391.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of June 30, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average rate of approximately 6.7%, plus the average applicable margin over the curodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At June 30, 2002, the Company would have paid approximately $8.0 million if the exchange agreements were terminated, inclusive of accrued interest.

(5)  SOFTNET

     As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations in the first quarter of 2001.

(6)  EQUITY

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its subsidiary credit facilities.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(7)  INVESTMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

GENERAL

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 93.9% of the Company's revenues for the six months ended June 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company's core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 4.9% and 1.2% of revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on the Company's cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit the Company's ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under the Company's management agreement with MCC.

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

   PROPERTY, PLANT AND EQUIPMENT

     In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review, there has been no impairment of long-lived assets under SFAS 121.

   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $22.3 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

ACTUAL RESULTS OF OPERATIONS

     Basic subscribers were 752,000 at June 30, 2002, as compared to 774,000 at June 30, 2001. The Company acquired 3,000 basic subscribers during the first quarter of 2002.

     Digital customers were 102,000 at June 30, 2002, as compared to 66,000 at June 30, 2001.

     Data customers were 56,000 at June 30, 2002, as compared to 21,000 at June 30, 2001.

   THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenues. Revenues increased by 11.9% to $102.5 million for the three months ended June 30, 2002, as compared to $91.7 million for the three months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                                 THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------
                                               2002                          2001
                                     -----------------------        -----------------------
                                                      % of                           % of
                                      Amount        Revenues         Amount        Revenues
                                     ---------      --------        --------       --------
                  Video..........    $    95.6         93.3%        $   88.6          96.6%
                  Data...........          5.7          5.5%             2.0           2.2%
                  Advertising....          1.2          1.2%             1.1           1.2%
                                     ---------      --------        --------       --------
                                     $   102.5        100.0%        $   91.7         100.0%
                                     =========      ========        ========       ========

     Video revenues increased by 7.9% to $95.6 million for the three months ended June 30, 2002, as compared to $88.6 million for the three months ended June 30, 2001. Video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company's digital cable services, partially offset by a decline in basic subscribers.

     Data revenues increased by 185.0% to $5.7 million for the three months ended June 30, 2002, as compared to $2.0 million for the three months ended June 30, 2001. Data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased by 9.1% to $1.2 million for the three months ended June 30, 2002, as compared to $1.1 million for the three months ended June 30, 2001. Advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 20.5% to $37.7 million for the three months ended June 30, 2002, as compared to $31.3 million for the three months ended June 30, 2001. Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, greater service costs associated with customer growth in the Company's digital cable and high-speed Internet access services, and increased utilities expense. As a percentage of revenues, service costs were 36.8% for the three months ended June 30, 2002, as compared with 34.1% for the three months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.7% to $16.8 million for the three months ended June 30, 2002, as compared to $14.8 million for the three months ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of higher marketing expenses, billing costs and taxes. As a percentage of revenues, selling, general and administrative expenses were 16.4% for the three months ended June 30, 2002 as compared with 16.1% for the three months ended June 30, 2001.

     Management fee expense. The Company's management fee expense decreased 26.8% to $1.4 million for the three months ended June 30, 2002, as compared to $2.0 million for the three months ended June 30, 2001. The decrease was due to the sharing of MCC's overhead with Mediacom Broadband LLC, a wholly-owned subsidiary of MCC that commenced operations in June 2001. As a percentage of revenues, management fee expense was 1.4% for the three months ended June 30, 2002 as compared with 2.1% for the three months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization decreased 0.6% to $52.4 million for the three months ended June 30, 2002, as compared to $52.7 million for the three months ended June 30, 2001. This decrease is primarily due to the impact of adopting SFAS 142, which reduced amortization expense by $11.2 million during the three months ended June 30, 2002, partially offset by capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 26.6% to $0.5 million for the three months ended June 30, 2002, as compared to $0.7 million for the three months ended June 30, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 15.8% to $25.6 million for the three months ended June 30, 2002, as compared to $22.1 million for the three months ended June 30, 2001. This was due to higher average borrowings under the Company's subsidiary credit facilities, partially offset by lower interest rates on the Company's variable rate debt.

     Loss (gain) on derivative instruments, net. Loss on derivative instruments, net, was $0.1 million for the three months ended June 30, 2002, as compared to gain on derivative instruments, net, of $0.2 million for the three months ended June 30, 2001, primarily due to declining interest rates.

     Investment income from affiliate. Investment income from affiliate was $4.5 million for the three months ended June 30, 2002, which was received in cash. This amount represents the investment income on the Company's $150.0 million preferred equity investment in Mediacom Broadband LLC.

     Other expenses (income). Other expenses were $1.2 million for the three months ended June 30, 2002, as compared to $0.6 million for the three months ended June 30, 2001. This was due to fees on unused credit commitments under the Company's bank credit facilities and amortization on deferred financing costs.

     Net loss. Due to the factors described above, the Company generated a net loss of $28.7 million for the three months ended June 30, 2002 as compared to a net loss of $32.2 million for the three months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 6.8% to $46.6 million for the three months ended June 30, 2002 as compared to $43.6 million for the three months ended June 30, 2001. Operating cash flow increased primarily due to basic rate increases in the Company's video services and the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, partially offset by a decline in basic subscribers and increases in programming and other service costs, and selling, general and administrative expenses. As a percentage of revenues, operating cash flow was 45.4% for the three months ended June 30, 2002 as compared with 47.6% for the three months ended June 30, 2001.

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Revenues. Revenues increased by 10.5% to $199.7 million for the six months ended June 30, 2002, as compared to $180.8 million for the six months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                                  SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------
                                               2002                           2001
                                     -----------------------        -----------------------
                                                      % of                           % of
                                      Amount        Revenues         Amount        Revenues
                                     ---------      --------        --------       --------
                  Video..........    $   187.6         93.9%        $  174.8          96.7%
                  Data...........          9.8          4.9%             3.8           2.1%
                  Advertising....          2.3          1.2%             2.2           1.2%
                                     ---------      --------        --------       --------
                                     $   199.7        100.0%        $  180.8         100.0%
                                     =========      ========        ========       ========

     Video revenues increased by 7.3% to $187.6 million for the six months ended June 30, 2002, as compared to $174.8 million for the six months ended June 30, 2001. Video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company's digital cable services, partially offset by a decline in basic subscribers.

     Data revenues increased 157.9% to $9.8 million for the six months ended June 30, 2002, as compared to $3.8 million for the six months ended June 30, 2001. Data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased 4.5% to $2.3 million for the six months ended June 30, 2002, as compared to $2.2 million for the six months ended June 30, 2001. Advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 21.5% to $74.8 million for the six months ended June 30, 2002, as compared to $61.6 million for the six months ended June 30, 2001. Service costs increased due to higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, greater service costs associated with customer growth in the Company's digital cable and high-speed Internet access services and non-recurring incremental costs of $1.3 million related to the Company's high-speed Internet transition completed in February 2002. As a percentage of revenues, service costs were 37.5% for the six months ended June 30, 2002, as compared with 34.1% for the six months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.9% to $33.8 million for the six months ended June 30, 2002, as compared to $30.0 million for the six months ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of higher marketing expenses, billing costs and taxes. As a percentage of revenues, selling, general and administrative expenses were 16.9% for the six months ended June 30, 2002 as compared with 16.6% for the six months ended June 30, 2001.

     Management fee expense. The Company's management fee expense decreased 17.0% to $2.9 million for the six months ended June 30, 2002, as compared to $3.5 million for the six months ended June 30, 2001. The decrease was due to the sharing of MCC's overhead with Mediacom Broadband LLC. As a percentage of revenues, management fee expense was 1.4% for the six months ended June 30, 2002 as compared with 1.9% for the six months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization decreased 6.2% to $97.1 million for the six months ended June 30, 2002, as compared to $103.5 million for the six months ended June 30, 2001. This decrease is primarily due to the impact of adopting SFAS 142, which reduced amortization expense by $22.3 million during the six months ended June 30, 2002, partially offset by capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense decreased 22.3% to $1.5 million for the six months ended June 30, 2002, as compared to $1.9 million for the six months ended June 30, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 19.3% to $51.1 million for the six months ended June 30, 2002, as compared to $42.8 million for the six months ended June 30, 2001. This was due to higher average borrowings under the Company's subsidiary credit facilities, partially offset by lower interest rates on the Company's variable rate debt.

     Loss (gain) on derivative instruments, net. Gain on derivative instruments, net, was $2.1 million for the six months ended June 30, 2002, as compared to loss on derivative instruments, net, of $1.4 million for the six months ended June 30, 2001, primarily due to the decrease in time to maturity of the derivative instruments.

     Investment income from affiliate. Investment income from affiliate was $9.0 million for the six months ended June 30, 2002, which was received in cash. This amount represents the investment income on the Company's $150.0 million preferred equity investment in Mediacom Broadband LLC.

     Other expenses (income). Other expenses were $2.6 million for the six months ended June 30, 2002, as compared to other income of $28.9 million for the six months ended June 30, 2001. Other expenses represented fees on unused credit commitments under the Company's bank credit facilities and amortization of deferred financing costs. Other income reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company's contract with SoftNet.

     Net loss. Due to the factors described above, the Company generated a net loss of $52.9 million for the six months ended June 30, 2002 as compared to a net loss of $36.5 million for the six months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 2.8% to $88.2 million for the six months ended June 30, 2002 as compared to $85.8 million for the six months ended June 30, 2001. Operating cash flow increased primarily due to the basic rate increases in the Company's video services and the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, partially offset by a decline in basic subscribers and increases in programming and selling, general and administrative expenses and the non-recurring incremental costs related to the Company's high-speed Internet transition. As a percentage of revenues, operating cash flow was 44.2% for the six months ended June 30, 2002 as compared with 47.5% for the six months ended June 30, 2001.

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

   INVESTING ACTIVITIES

     The Company's capital expenditures were $78.4 million for six months ended June 30, 2002. As of June 30, 2002, approximately 94% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 87% of the Company's homes passed were activated with two-way communications capability. As of June 30, 2002, the Company's digital cable service was available to approximately 630,000 basic subscribers, and the Company's cable modem service was marketed to about 890,000 homes passed by the Company's cable systems.

     The Company plans to continue its aggressive network upgrade program and expects that approximately 96% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and approximately 92% of its homes passed will have two-way communications capability by year end 2002. The target for two-way communications capability reflects a revision from previous estimate of 90%. To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $165.0 million and $175.0 million in capital expenditures in 2002. This represents a reduction of $15.0 million to previous guidance due to enhanced labor productivity, discounts on material and equipment prices and an anticipated reduction in the purchase of customer premise equipment.

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

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC. This cash dividend indirectly funded a portion of the purchase price for Mediacom Broadband LLC's acquisitions of cable systems from AT&T Broadband, LLC.

     The Company has two subsidiary credit facilities, each in the amount of $550.0 million. These subsidiary credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt. Under the terms of the interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002. The Company has not issued any securities under this registration statement.

     As of June 30, 2002, the Company's total debt was approximately $1.5 billion. On such date, the Company had about $413.0 million of unused credit commitments under its subsidiary credit facilities, of which about $391.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. As of the date of this report, about 63% of the Company's outstanding indebtedness is at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, is approximately 6.7%.

     For the three months ended June 30, 2002, the Company's leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 7.4 times. Interest coverage (defined as operating cash flow divided by total interest expense, net) for such period was 2.0 times. Pursuant to the Company's debt arrangements, operating cash flow includes investment income received in cash. As of June 30, 2002, the Company was in compliance with all debt covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, which are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $22.3 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

INFLATION AND CHANGING PRICES

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average rate of approximately 6.7%, plus the average applicable margin over the curodollar rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At June 30, 2002, the Company would have paid approximately $8.0 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated financial statements.

                                                 EXPECTED MATURITY
                     -----------------------------------------------------------------------
                                         (ALL DOLLAR AMOUNTS IN THOUSANDS)
                       2002        2003        2004        2005        2006      THEREAFTER        TOTAL        FAIR VALUE
                     --------   ---------    --------    --------   ---------    -----------   ------------    ------------
Fixed rate           $      -   $       -    $      -    $      -   $       -    $   200,000   $    200,000    $    184,000
Weighted average
 interest rate            8.5%        8.5%        8.5%        8.5%        8.5%           8.5%           8.5%

Fixed rate           $      -   $       -    $      -    $      -   $       -    $   125,000   $    125,000    $    103,000
Weighted average
 interest rate            7.9%        7.9%        7.9%        7.9%        7.9%           7.9%           7.9%

Fixed rate           $      -   $       -    $      -    $      -   $       -    $   500,000   $    500,000    $    449,100
Weighted average
 interest rate            9.5%        9.5%        9.5%        9.5%        9.5%           9.5%           9.5%

Variable rate        $    750   $   2,000    $  2,000    $  2,000   $ 145,000    $   528,750   $    680,500    $    680,500
Weighted average
 interest rate            3.2%        3.2%        3.2%        3.2%        3.2%           3.2%           3.2%

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated April 19, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM LLC

August 14, 2002                        By:  /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                              Senior Vice President and
                                              Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM CAPITAL CORPORATION

August 14, 2002                        By:  /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                              Treasurer, Secretary and
                                              Principal Financial Officer