Form 10-Q
period 2002-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2002-11-13
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Numbers:	333-57285-01
333-57285

Mediacom LLC
Mediacom Capital Corporation*
(Exact names of Registrants as specified in their charters)

New York	06-1433421
New York	06-1513997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

100 Crystal Run Road Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

          Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

          Indicate the number of shares outstanding of the Registrants’ common stock:  Not Applicable

          *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

          You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Quarterly Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.      FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$6,656	$7,378
Investments	4,070	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,039 and $1,095, respectively	19,607	19,691
Prepaid expenses and other assets	15,421	6,917
Preferred investment in affiliated company	150,000	150,000
Investment in cable television systems:
Inventory	10,991	29,012
Property, plant and equipment, net of accumulated depreciation of $456,313 and $338,930, respectively	729,283	717,595
Intangible assets, net of accumulated amortization of $218,229 and $197,860, respectively	591,283	605,053

Total investment in cable television systems	1,331,557	1,351,660
Other assets, net of accumulated amortization of $12,200 and $9,733, respectively	23,457	26,329

Total assets	$1,550,768	$1,566,045

LIABILITIES AND MEMBER’S (DEFICIT) EQUITY
LIABILITIES
Debt	$1,530,500	$1,425,500
Accounts payable and accrued expenses	66,374	113,150
Deferred revenue	14,776	13,404

Total liabilities	$1,611,650	$1,552,054

MEMBER’S (DEFICIT) EQUITY
Capital contributions	521,696	521,696
Other equity	23,361	21,502
Accumulated deficit	(605,939)	(529,207)

Total member’s (deficit) equity	(60,882)	13,991

Total liabilities and member’s (deficit) equity	$1,550,768	$1,566,045

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$104,536	$94,007	$304,254	$274,789
Costs and expenses:
Service costs	38,156	33,079	112,966	94,637
Selling, general and administrative expenses	17,798	16,365	51,618	46,327
Management fee expense	1,441	1,140	4,319	4,607
Depreciation and amortization	47,636	55,449	144,717	158,934
Non-cash stock charges relating to management fee expense	396	529	1,859	2,412

Operating loss	(891)	(12,555)	(11,225)	(32,128)
Interest expense, net	25,627	25,563	76,706	68,396
Loss (gain) on derivative instruments, net	672	7,604	(1,423)	9,001
Investment income from affiliate	(4,500)	(3,620)	(13,500)	(3,620)
Other expenses (income)	1,144	384	3,724	(28,535)

Net loss before cumulative effect of accounting change	(23,834)	(42,486)	(76,732)	(77,370)
Cumulative effect of accounting change, net of tax	—	—	—	(1,642)

Net loss	$(23,834)	$(42,486)	$(76,732)	$(79,012)
Unrealized gain on investments	—	(1,034)	—	(708)

Comprehensive loss	$(23,834)	$(43,520)	$(76,732)	$(79,720)

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(76,732)	$(79,012)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	144,717	156,050
(Gain) loss on derivative instruments, net	(1,423)	9,001
Vesting of management stock	1,859	2,412
Elimination and amortization of deferred SoftNet revenue	—	(30,244)
Amortization of deferred financing costs	2,911	2,884
Cumulative effect of accounting change, net of tax	—	1,642
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	69	2,214
Prepaid expenses and other assets	(8,504)	(11,586)
Accounts payable and accrued expenses	(45,359)	551
Deferred revenue	1,372	(169)

Net cash flows provided by operating activities	18,910	53,743

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(118,015)	(162,222)
Acquisitions of cable television systems	(6,548)	—
Preferred investment in affiliated company	—	(150,000)
Other investment activities	(30)	(1,085)

Net cash flows used in investing activities	(124,593)	(313,307)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	304,375	872,000
Repayment of debt	(199,375)	(471,000)
Dividend payment	—	(125,000)
Financing costs	(39)	(13,130)

Net cash flows provided by financing activities	104,961	262,870

Net (decrease) increase in cash and cash equivalents	(722)	3,306
CASH AND CASH EQUIVALENTS, beginning of period	7,378	4,093

CASH AND CASH EQUIVALENTS, end of period	$6,656	$7,399

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization

          Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States.  Through these cable systems, the Company offers a wide array of broadband products and services to its customers, including traditional video services, digital television, high-speed Internet access and video-on-demand.  As of September 30, 2002, the Company had acquired and was operating cable television systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

          Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of public debt securities.  Mediacom Capital has nominal assets and does not conduct operations of its own.

(2)     Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          The consolidated financial statements as of September 30, 2002 and 2001 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-57285-01 and 333-57285).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.  In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated statements of operations and comprehensive loss.  As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

     Cumulative Effect of Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  As a result, the Company recorded a charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

     Reclassifications

          Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $11.2 million and $33.5 million for the three and nine months ended September 30, 2002, respectively.

          The following table provides a reconciliation of the results of operations for the three and nine months ended September 30, 2001 to the net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(dollars in thousands)
Reported net loss	$(42,486)	$(79,012)
Add back: franchise cost amortization	10,933	32,798
Add back: goodwill amortization	228	685

Adjusted net loss	$(31,325)	$(45,529)

          As of September 30, 2002, intangible assets subject to amortization consisted of subscriber lists and covenants not to compete, which are being amortized over five years.  As of September 30, 2002, the Company’s amortizable intangible assets had a gross value of $139.9 million, with accumulated amortization of $112.5 million.  The Company’s estimated aggregate amortization expense for the fourth quarter of 2002 and 2003 is $6.8 million and $20.6 million, respectively.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on the Company’s results of operations or financial position.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million.  The purchase price has been preliminarily allocated to intangible assets.  The cable systems serve communities contiguous with the Company’s existing operations.  These acquisitions were financed with borrowings under the Company’s bank credit facilities.

(4)     Debt

          As of September 30, 2002 and December 31, 2001, debt consisted of:

	September 30, 2002	December 31, 2001

	(dollars in thousands)
Bank credit facilities	$705,500	$600,500
8½% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9½% senior notes	500,000	500,000

	$1,530,500	$1,425,500

          The average interest rate on debt outstanding under the bank credit facilities was 3.2% for the three months ended September 30, 2002, before giving effect to the interest rate exchange agreements discussed below.  As of September 30, 2002, the Company had unused credit commitments of approximately $376.4 million under its bank credit facilities, of which about $365.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all debt covenants as of September 30, 2002.

          The Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $270.0 million of outstanding debt under its bank credit facilities is fixed at a weighted average rate of approximately 5.4%, plus the average applicable margin over the eurodollar rate option under such credit facilities.  Under the terms of the interest rate exchange agreements, which expire from 2002 through 2006, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At September 30, 2002, the Company would have paid approximately $8.7 million if these agreements were terminated, inclusive of accrued interest.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)     Equity

          On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its bank credit facilities.

(7)     Investments

          On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, that was funded with borrowings under the Company’s bank credit facilities.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  During the nine months ended September 30, 2002, the Company received in aggregate $13.5 million in cash dividends on the preferred equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 and with the Company’s annual report on
Form 10-K for the year ended December 31, 2001.

Organization

          Mediacom LLC (“Mediacom”) was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries.  Mediacom Capital Corporation, Mediacom’s wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom of public debt securities and does not conduct operations of its own.  Mediacom Communications Corporation (“MCC”) was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000.  Immediately prior to the completion of MCC’s initial public offering, MCC issued shares of its common stock in exchange for all of Mediacom’s outstanding membership interests and became the Mediacom’s sole member and manager.  See Note 1 of the Company’s consolidated financial statements.

Acquisitions

          The Company has expanded its business through acquisitions.  All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company’s historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.  These acquisitions affect the comparability of the Company’s historical results of operations.

          During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million.  These acquisitions were financed with borrowings under the Company’s bank credit facilities.  The cable systems serve communities contiguous with the Company’s existing operations.

General

          The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber.  Approximately 93.2% of the Company’s revenues for the nine months ended September 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues.  Data revenues from cable modem service and advertising revenues represent 5.7% and 1.1% of the Company’s revenues, respectively.  Franchise fees charged to customers are included in their corresponding revenue category.

          The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems.  Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs.  Programming costs have historically increased at rates in excess of inflation primarily due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services.  Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming and copyright costs.  However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates.  Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration.  Management fee expense reflects charges incurred under the Company’s management agreements with MCC.

          The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, have caused the Company to report net losses in its limited operating history.  The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

          Operating cash flow represents operating loss before depreciation and amortization and non-cash stock charges relating to management fee expense. Operating cash flow:

•

is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

•	is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

•	should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          Operating cash flow is included herein because the Company’s management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies.  The Company’s definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

          The following represents the Company’s critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

     Property, Plant and Equipment

          In accordance with Statement of Financial Accounting Standards No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment.  Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets.  The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Impairment of Long-Lived Assets

          The Company follows the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Based on the Company’s review, there has been no impairment of long-lived assets under SFAS 121.

     Goodwill and Other Intangible Assets

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $11.2 million and $33.5 million for the three and nine months ended September 30, 2002, respectively.

Actual Results of Operations

          Basic subscribers were 753,000 at September 30, 2002, as compared to 770,000 at September 30, 2001.  The Company acquired 3,000 basic subscribers during the first quarter of 2002.

          Digital customers were 115,000 at September 30, 2002, as compared to 76,500 at September 30, 2001.

          Data customers were 67,000 at September 30, 2002, as compared to 28,000 at September 30, 2001.

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

          Revenues.  Revenues increased by 11.2% to $104.5 million for the three months ended September 30, 2002, as compared to $94.0 million for the three months ended September 30, 2001.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$96.0	91.9%	$90.4	96.2%
Data	7.4	7.1	2.5	2.7
Advertising	1.1	1.0	1.1	1.1

	$104.5	100.0%	$94.0	100.0%

          Video revenues increased by 6.2% to $96.0 million for the three months ended September 30, 2002, as compared to $90.4 million for the three months ended September 30, 2001.  Video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers.

          Data revenues increased by 196.0% to $7.4 million for the three months ended September 30, 2002, as compared to $2.5 million for the three months ended September 30, 2001.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues were $1.1 million for the three months ended September 30, 2002 and for the three months ended September 30, 2001.

          Service costs.  Service costs increased 15.3% to $38.2 million for the three months ended September 30, 2002, as compared to $33.1 million for the three months ended September 30, 2001.  Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services.  As a percentage of revenues, service costs were 36.5% for the three months ended September 30, 2002, as compared with 35.2% for the three months ended September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 8.8% to $17.8 million for the three months ended September 30, 2002, as compared to $16.4 million for the three months ended September 30, 2001.  Selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to the Company’s digital and high-speed Internet services.  As a percentage of revenues, selling, general and administrative expenses were 17.0% for the three months ended September 30, 2002 as compared with 17.4% for the three months ended September 30, 2001.

          Management fee expense.  The Company’s management fee expense increased 26.4% to $1.4 million for the three months ended September 30, 2002, as compared to $1.1 million for the three months ended September 30, 2001.  As a percentage of revenues, management fee expense was 1.4% for the three months ended September 30, 2002 as compared with 1.2% for the three months ended September 30, 2001.

          Depreciation and amortization.  Depreciation and amortization decreased 14.1% to $47.6 million for the three months ended September 30, 2002, as compared to $55.4 million for the three months ended September 30, 2001.  This decrease reflected the adoption of SFAS 142, effective January 1, 2002, which eliminates the amortization of goodwill and indefinite-lived assets.  The adoption of SFAS 142 reduced amortization expense by $11.2 million during the three months ended September 30, 2002, partially offset by depreciation expense related to the Company’s ongoing investments in its cable systems.

          Non-cash stock charges relating to management fee expense.  Non-cash stock charges relating to management fee expense decreased 25.1% to $0.4 million for the three months ended September 30, 2002, as compared to $0.5 million for the three months ended September 30, 2001.  This charge represented vesting in equity interests granted to certain members of MCC’s management team in 1999.

          Interest expense, net.  Interest expense, net, was $25.6 million for the three months ended September 30, 2002 and for the three months ended September 30, 2001.  This was due to higher average borrowings under the Company’s bank credit facilities, offset by lower interest rates on the Company’s variable rate debt.

          Loss (gain) on derivative instruments, net.  Loss on derivative instruments, net, was $0.7 million for the three months ended September 30, 2002, as compared to $7.6 million for the three months ended September 30, 2001.  This decrease was primarily due to a shorter average time to maturity of the Company’s interest rate swaps.

          Investment income from affiliate.  Investment income from affiliate was $4.5 million for the three months ended September 30, 2002, as compared to $3.6 million for the three months ended September 30, 2001.  This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC.  See “Liquidity and Capital Resources”-“Investing Activities.”

          Other expenses (income).  Other expenses were $1.1 million for the three months ended September 30, 2002, as compared to $0.4 million for the three months ended September 30, 2001.  This was due to fees on unused credit commitments under the Company’s bank credit facilities and amortization of deferred financing costs.

          Net loss.  Due to the factors described above, the Company generated a net loss of $23.8 million for the three months ended September 30, 2002 as compared to a net loss of $42.5 million for the three months ended September 30, 2001.

          Operating cash flow.  Operating cash flow increased 8.6% to $47.1 million for the three months ended September 30, 2002 as compared to $43.4 million for the three months ended September 30, 2001.  Operating cash flow increased primarily due to basic rate increases in the Company’s video services and customer growth in the Company’s digital cable and high-speed Internet access services, partially offset by a decline in basic subscribers, and increases in programming and other service costs, and selling, general and administrative expenses.  As a percentage of revenues, operating cash flow was 45.1% for the three months ended September 30, 2002 as compared with 46.2% for the three months ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Revenues.  Revenues increased by 10.7% to $304.3 million for the nine months ended September 30, 2002, as compared to $274.8 million for the nine months ended September 30, 2001.  Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$283.6	93.2%	$265.2	96.5%
Data	17.2	5.7	6.3	2.3
Advertising	3.5	1.1	3.3	1.2

	$304.3	100.0%	$274.8	100.0%

          Video revenues increased by 6.9% to $283.6 million for the nine months ended September 30, 2002, as compared to $265.2 million for the nine months ended September 30, 2001.  Video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers.

          Data revenues increased by 173.0% to $17.2 million for the nine months ended September 30, 2002, as compared to $6.3 million for the nine months ended September 30, 2001.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 6.1% to $3.5 million for the nine months ended September 30, 2002, as compared to $3.3 million for the nine months ended September 30, 2001.  Advertising revenues increased primarily due to a general improvement in local and national advertising markets.

          Service costs.  Service costs increased 19.4% to $113.0 million for the nine months ended September 30, 2002, as compared to $94.6 million for the nine months ended September 30, 2001.  Service costs increased due to higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, greater technical employee support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services, and non-recurring incremental costs of $1.3 million related to the Company’s high-speed Internet transition completed in February 2002.  These incremental costs specifically related to the continuation of the Excite@Home Internet service and the transition of the Company’s data customers to Mediacom Online, its proprietary high-speed Internet service, during the first quarter of 2002.  As a percentage of revenues, service costs were 37.1% for the nine months ended September 30, 2002, as compared with 34.4% for the nine months ended September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 11.4% to  $51.6 million for the nine months ended September 30, 2002, as compared to $46.3 million for the nine months ended September 30, 2001.  Selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to the Company’s digital and high-speed Internet services, billing costs and taxes.  As a percentage of revenues, selling, general and administrative expenses were 17.0% for the nine months ended September 30, 2002 as compared with 16.9% for the nine months ended September 30, 2001.

          Management fee expense.  The Company’s management fee expense decreased 6.3% to $4.3 million for the nine months ended September 30, 2002, as compared to $4.6 million for the nine months ended September 30, 2001.  As a percentage of revenues, management fee expense was 1.4% for the nine months ended September 30, 2002 as compared with 1.7% for the nine months ended September 30, 2001.

          Depreciation and amortization.  Depreciation and amortization decreased 8.9% to $144.7 million for the nine months ended September 30, 2002, as compared to $158.9 million for the nine months ended September 30, 2001.  This decrease reflected the adoption of  SFAS 142, effective January 1, 2002, which reduced amortization expense by $33.5 million during the nine months ended September 30, 2002, partially offset by depreciation expense associated with the Company’s ongoing investments in its cable systems.

          Non-cash stock charges relating to management fee expense.  Non-cash stock charges relating to management fee expense decreased 22.9% to $1.9 million for the nine months ended September 30, 2002, as compared to $2.4 million for the nine months ended September 30, 2001.  This charge represents vesting in equity interests granted to certain members of MCC’s management team in 1999.

          Interest expense, net.  Interest expense, net, increased 12.1% to $76.7 million for the nine months ended September 30, 2002, as compared to $68.4 million for the nine months ended September 30, 2001.  This was due to higher average borrowings under the Company’s bank credit facilities, partially offset by lower interest rates on the Company’s variable rate debt.

          Loss (gain) on derivative instruments, net.  Gain on derivative instruments, net, was $1.4 million for the nine months ended September 30, 2002, as compared to loss on derivative instruments, net, of $9.0 million for the nine months ended September 30, 2001.  This gain was primarily due to a shorter average time to maturity.

          Investment income from affiliate.  Investment income from affiliate was $13.5 million for the nine months ended September 30, 2002, as compared to $3.6 million for the nine months ended September 30, 2001.  This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC.  See “Liquidity and Capital Resources”-“Investing Activities.”

          Other expenses (income).  Other expenses were $3.7 million for the nine months ended September 30, 2002, as compared to other income of $28.5 million for the nine months ended September 30, 2001.  Other expenses represented fees on unused credit commitments under the Company’s bank credit facilities and amortization of deferred financing costs.  Other income in 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company’s contract with SoftNet, partially offset by fees on unused credit commitments.

          Net loss.  Due to the factors described above, the Company generated a net loss of $76.7 million for the nine months ended September 30, 2002 as compared to a net loss of $79.0 million for the nine months ended September 30, 2001.

          Operating cash flow.  Operating cash flow increased 4.7% to $135.3 million for the nine months ended September 30, 2002 as compared to $129.2 million for the nine months ended September 30, 2001.  Operating cash flow increased primarily due to the basic rate increases in the Company’s video services and customer growth in the Company’s digital cable and high-speed Internet access services, partially offset by a decline in basic subscribers, increases in programming and selling, general and administrative expenses, and the non-recurring incremental costs related to the Company’s high-speed Internet transition. As a percentage of revenues, operating cash flow was 44.5% for the nine months ended September 30, 2002 as compared with 47.0% for the nine months ended September 30, 2001.

Liquidity and Capital Resources

          The Company’s business requires substantial capital for the upgrade, expansion and maintenance of its cable network.  In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

     Investing Activities

          The Company’s capital expenditures were $118.0 million for the nine months ended September 30, 2002.  As of September 30, 2002, approximately 96% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 95% of the Company’s homes passed were activated with two-way communications capability.  As of September 30, 2002, the Company’s digital cable service was available to approximately 665,000 basic subscribers, and the Company’s data service was marketed to about 950,000 homes passed by the Company’s cable systems.

          The Company plans to continue its aggressive network upgrade program and expects that approximately 96% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and approximately 95% of its homes passed will have two-way communications capability by year end 2002.  To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $165.0 million and $175.0 million in capital expenditures in 2002.

          On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, that was funded with borrowings under the Company’s bank credit facilities.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  For the nine months ended September 30, 2002, the Company received in aggregate $13.5 million in cash dividends on the preferred equity.

          During the three months ended March 31, 2002, the Company completed acquisitions of cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of $6.5 million.  The cable systems serve communities contiguous with the Company’s existing operations.

     Financing Activities

          To finance the Company’s acquisitions and network upgrade program and to provide liquidity for future capital needs the Company completed the undernoted financing arrangements.

          On January 24, 2001, the Company and its wholly-owned subsidiary, Mediacom Capital, a New York corporation, completed an offering of $500.0 million of 9½% senior notes due January 2013.  Interest on the 9½% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001.  Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company’s bank credit facilities and related accrued interest.  The balance of the net proceeds was used for general corporate purposes.

          On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC.  This cash dividend indirectly funded a portion of the purchase price for Mediacom Broadband LLC’s acquisitions of cable systems from AT&T Broadband, LLC.

          The Company has two bank credit facilities, each in the amount of $550.0 million.  These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

          The Company has entered into interest rate exchange agreements, which expire from 2003 through 2006, to hedge $340.0 million of floating rate debt, including $100.0 million of interest rate exchange agreements completed subsequent to September 30, 2002.  Under the terms of the interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

          On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion.  The SEC declared this registration statement effective on February 13, 2002.  The Company has not issued any securities  under this registration statement.

          As of September 30, 2002, the Company’s total debt was approximately $1.53 billion.  On such date, the Company had about $376.4 million of unused credit commitments under its bank credit facilities, of which about $365.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of the date of this report, about 77% of the Company’s outstanding indebtedness is at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, is approximately 6.9%.

          For the three months ended September 30, 2002, the Company’s leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 7.4 times.  The interest coverage ratio (defined as operating cash flow divided by total interest expense, net) for such period was 2.0 times.  Pursuant to the Company’s debt arrangements, for purposes of calculating such ratios, operating cash flow includes investment income received in cash.  As of September 30, 2002, the Company was in compliance with all debt covenants.

          Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements.  The Company expects that it will continue to be able to generate funds and obtain financing sufficient to meet its long-term business plan, service the Company’s debt obligations and complete its future acquisitions.  However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.

Cumulative Effect of Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”  As a result, the Company recorded a charge of approximately $1.6 million as a change in accounting principle in the first quarter of 2001.

Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $11.2 million and $33.5 million for the three and nine months ended September 30, 2002, respectively.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

          The Company’s systems’ costs and expenses are subject to inflation and price fluctuations.  Such changes in costs and expenses can generally be passed through to subscribers.  Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so.  The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming and copyright costs.  However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, the Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $270.0 million is fixed at a weighted average rate of approximately 5.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2002 through 2006, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.  At September 30, 2002, the Company would have paid approximately $8.7 million if it terminated these agreements, inclusive of accrued interest.  The table below provides information for the Company’s long term debt.  See Note 4 to the Company’s consolidated financial statements.

	Expected Maturity

	(All dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000	$170,000
Weighted average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Fixed rate	$—	$—	$—	$—	$—	$125,000	$125,000	$96,000
Weighted average interest rate	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$419,000
Weighted average interest rate	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%
Variable rate	$750	$2,000	$2,000	$12,625	$159,750	$528,375	$705,500	$705,500
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%

ITEM 4.      CONTROLS AND PROCEDURES

Mediacom LLC

          Within the 90 days prior to the date of this report, Mediacom LLC ("Mediacom") carried out an evaluation, under the supervision and with the participation of Mediacom’s management, including Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom (including Mediacom's consolidated subsidiaries) required to be included in Mediacom’s periodic SEC filings.

          There have been no significant changes in Mediacom’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom carried out its evaluation.

Mediacom Capital Corporation

          Within the 90 days prior to the date of this report, Mediacom Capital Corporation ("Mediacom Capital") carried out an evaluation, under the supervision and with the participation of Mediacom Capital’s management, including Mediacom Capital’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Capital’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Capital required to be included in Mediacom Capital’s periodic SEC filings.

          There have been no significant changes in Mediacom Capital’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Capital carried out its evaluation.

PART II

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

10.1

Amendment No. 3 dated September 12, 2002 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and JPMorgan Chase Bank, as administrative agent for the lenders. (1)

10.2

Amendment No. 3 dated September 12, 2002 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and JPMorgan Chase Bank, as administrative agent for the lenders. (1)

(b) Reports on Form 8-K
The Company filed a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure, dated August 14, 2002.

(1) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Treasurer and Secretary (Principal Financial Officer )

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom LLC;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Capital Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom LLC;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Chief Financial Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Capital Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Principal Financial Officer