Form 10-K
period 2002-12-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2003-03-31
CIK 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable.

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                  MEDIACOM LLC
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                                           PAGE
                                                                                           ----
  Item 1.     Business.................................................................      4
  Item 2.     Properties...............................................................     22
  Item 3.     Legal Proceedings........................................................     22
  Item 4.     Submission of Matters to a Vote of Security Holders......................     22

                                    PART II

  Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters....     23
  Item 6.     Selected Financial Data..................................................     24
  Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................     28
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............     43
  Item 8.     Financial Statements and Supplementary Data..............................     44
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...................................................     63

                                   PART III

  Item 10.    Directors and Executive Officers of the Registrants......................     64
  Item 11.    Executive Compensation...................................................     67
  Item 12.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters........................................     67
  Item 13.    Certain Relationships and Related Transactions...........................     67
  Item 14.    Controls and Procedures..................................................     67

                                     PART IV

  Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........     69

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.     BUSINESS

OUR MANAGER

     Mediacom Communications Corporation, our parent and manager, is currently the nation's eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Mediacom Communications provides its customers with a wide array of broadband products and services, including traditional analog video services, digital television, high-speed Internet access, video-on-demand and high-definition television. As of December 31, 2002, our manager's cable systems, which are owned and operated through the operating subsidiaries of Mediacom LLC and Mediacom Broadband LLC, passed approximately 2.7 million homes and served approximately 1.6 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Our manager was founded in July 1995 by Rocco B. Commisso, its Chairman and Chief Executive Officer, and its Class A common stock is traded on The Nasdaq National Market under the symbol MCCC.

MEDIACOM LLC

     We are a wholly-owned subsidiary of our manager. As of December 31, 2002, our cable systems passed approximately 1.3 million homes and served approximately 752,000 basic subscribers in 22 states. Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. As of December 31, 2002, we had completed 24 acquisitions of cable systems for an aggregate purchase price of approximately $1.3 billion. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom Broadband LLC, a wholly-owned subsidiary of our manager.

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of video, voice and data services to the homes and businesses in the communities we serve. Available service offerings depend on the bandwidth capacity of the broadband network. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity that can be used to distribute telecommunication services. The greater the bandwidth, the greater the capacity of the system to deliver service offerings. We are now in the final stages of an aggressive network upgrade program that we expect to substantially complete by June 30, 2003. As of December 31, 2002, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 95% of our homes passed were activated with two-way communications capability.

     As a result of our upgrade program, we have seen a significant increase in our cable systems' network capacity, quality and reliability, facilitating the widespread introduction of additional programming and other services, such as digital video and high-speed Internet access, and the recent deployment of video-on-demand and a limited high-definition television offering. We believe our network has the capability for additional services such as telephony. As of December 31, 2002, our digital cable service was available to about 702,000 basic subscribers, or 93% of our total basic subscribers, and we served 133,000 digital customers. As of the same date, our high-speed Internet access, or cable modem service, was marketed to approximately 1.1 million homes passed by our cable systems, or 88% of our total homes passed, and we served 81,000 data customers.

     Our manager's principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941, and our manager's telephone number at that address is (845) 695-2600. Our manager's website is located at www.mediacomcc.com. We have made available free of charge through our manager's website (follow the Corporate Info link to the Investor Relations tab to "Annual Reports/SEC Filings") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our manager's website is not part of this Annual Report.

DESCRIPTION OF OUR BUSINESS

     We offer our customers a full array of traditional analog video services, also referred to as our core cable television services. In addition, we offer to a significant portion of our customer base advanced broadband products and services such as digital cable television and high-speed Internet access. We launched video-on-demand service in one of our cable systems in 2002 and recently deployed a limited high-definition television service in another of our cable systems. We plan to expand the availability of these services during 2003. We are also exploring other opportunities in interactive video, Internet protocol telephony, or IP telephony, and other broadband services.

   Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at anytime. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings are presented in an analog format and include the following most of our cable systems:

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

     Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. These services include HBO, Cinemax, Showtime, The Movie Channel and Starz/Encore. Such premium programming services are offered by our systems both on a per-channel basis and as part of premium service packages designed to enhance customer value.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

   Digital Cable Services

     Digital video technology has significantly enhanced and expanded the video and other service offerings we provide to our customers. This technology has enabled us to improve picture quality and reliability, and to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. We now offer over 200 analog and digital channels in many of our cable systems.

     We currently offer our customers several digital cable programming packages that include:

     .    up to 22 digital basic channels;

     .    up to 61 multichannel premium services;

     .    up to 38 pay-per-view movie and sports channels;

     .    up to 45 channels of digital music; and

     . an interactive on-screen program guide to help them navigate their viewing choices.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber.

We first introduced digital cable service in our cable systems in June 1999. As of December 31, 2002, our digital service was available to 702,000 basic subscribers, or approximately 93% of our total subscriber base, and we served 133,000 digital customers.

   High-Speed Internet Access

     Our broadband cable network enables our high-speed Internet customers, also referred to as cable modem customers, to transmit data up to 100 times faster than traditional telephone modem technologies. Our cable modem customers can receive and transmit large files over the Internet in a fraction of the time required when using the traditional telephone modem. Our high-speed Internet access service also allows much quicker response times when surfing the Internet, providing a richer experience for the customer that capitalizes on the significant capacity of our broadband cable network. In addition, cable modem service eliminates the need to use a telephone line to access the Internet. It is also always activated and as a result, the customer does not need to dial into an Internet service provider and await authorization.

     Monthly subscription rates and related charges vary according to whether the customer leases or owns the cable modem and whether the customer subscribes to our video services.

     We recently began providing commercial high-speed Internet access services to small and medium-sized businesses. Our commercial data service offerings allow businesses with multiple users to select faster data transmission speeds than our residential service.

        We first introduced two-way, high-speed Internet access service in our cable systems in November 1999. As of December 31, 2002, our cable modem service was marketed to approximately 1.1 million homes passed by our cable systems, or 88% of our homes passed, and we served 81,000 data customers.

   Video-on-Demand

     Video-on-demand is an interactive television service that provides access to movies or special events on demand with the ability to fast forward, pause and rewind selected programming. Customers can watch their selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain individual categories of programming are also available for a flat monthly fee. The provision of video-on-demand services requires the use of servers at the headend facility of a cable systems. We currently offer video-on-demand service to approximately 5% of our digital customers.

   High-Definition Television

     High-definition television provides picture quality at a higher resolution than standard television. A television set capable of receiving and displaying high-definition signals is required to utilize this service. We are currently offering limited high-definition television service in a cable system that serves approximately 5% of our basic subscribers. During 2003, we expect to expand the number of channels broadcast in high-definition in the cable system where we already provide this service.

   Telecommunications Services

     We are exploring technologies using IP telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. Our manager is currently conducting in one of its cable systems, a technical trial of hybrid IP telephony service which combines the technology of IP telephony with traditional phone technology. As part of our headend consolidation plans, we have deployed over 5,500 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We have constructed our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities.

DESCRIPTION OF OUR CABLE SYSTEMS

   Overview

     The following table provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                            2002            2001            2000            1999           1998
                                         -----------    -----------      -----------     -----------    ----------
OPERATING DATA:
Homes passed/(1)/.....................     1,252,000      1,200,000        1,173,000       1,071,500       520,000
Basic subscribers/(2)/................       752,000        771,000          779,000         719,000       354,000
Basic penetration/(3)/................          60.1%          64.3%            66.4%           67.1%         68.1%
Average monthly revenues
   per basic subscriber/(4)/..........   $     46.95    $     40.88      $     38.34     $     35.01    $    32.88

DIGITAL CABLE:
Digital-ready basic subscribers/(5)/..       702,000        600,000          400,000         168,000             -
Digital customers.....................       133,000         88,000           40,000           5,300             -
Digital penetration/(6)/..............          18.9%          14.7%            10.0%            3.2%            -

DATA:
Data-ready homes passed/(7)/..........     1,190,000        965,000          550,000         120,000             -
Data-ready homes marketed/(8)/........     1,100,000        610,000          486,000         105,500             -
Data customers........................        81,000         38,000           15,600           5,100         4,729
Data penetration/(9)/.................           7.4%           6.2%             3.2%            4.8%            -

Revenue Generating Units:/(10)/.......       966,000        897,000          834,600         729,400       358,729

Customer Relationships:/(11)/.........       760,000        774,000              N/A             N/A           N/A

CABLE NETWORK DATA:
Miles of plant........................        25,500         25,000           24,500          22,444        11,950
Density/(12)/.........................            49             48               48              48            44
Percentage of cable network at
   550MHz to 870MHz...................            98%            90%              74%             57%           45%

----------
(1) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
(2) Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.
(3)  Represents basic subscribers as a percentage of homes passed.
(4) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Includes the revenues from cable systems acquired during the last three months of the period as if such acquisitions were completed at the beginning of the three month period.
(5) A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.
(6) Represents digital customers as a percentage of digital-ready basic subscribers.
(7) A home passed is data-ready if it is in a cable system with two-way communications capability.
(8)  Represents data-ready homes passed where cable modem service is available.
(9) Represents the number of total data customers as a percentage of data-ready homes marketed.
(10) Represents the sum of basic subscribers, digital customers and data customers.
(11) Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase. This information is not available for periods prior to 2001.
(12) Represents homes passed divided by miles of plant.

TECHNOLOGY OVERVIEW

     As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The primary objectives of our upgrade program are to:

     .    increase the bandwidth capacity to 870MHz;

     .    activate two-way communications capability;

     . consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

     . allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

     We expect to substantially complete our cable network upgrade program by June 30, 2003. The following table describes the technological state of our cable network as of December 31, 2001 and 2002 and the projected state of our cable network as of June 30, 2003, based on our current upgrade plans:

                                          PERCENTAGE OF CABLE NETWORK
                                    ---------------------------------------
                                    LESS THAN        550MHZ-        TWO-WAY
                                      550MHZ         870MHZ         CAPABLE
                                    ---------        -------        -------
     December 31, 2001..........       10%             90%            80%
     December 31, 2002..........        2%             98%            95%
     June 30, 2003..............        2%             98%            98%

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

     As of December 31, 2002, our cable systems were operated from 142 headend facilities. Fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. We plan to eliminate up to 33 headend facilities by June 2003.

     As part of our headend consolidation program, we have deployed over 5,500 route miles of fiber optic cable, creating large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

SALES AND MARKETING

     We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services, creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns.

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

PROGRAMMING SUPPLY

     We have various contracts to obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed monthly fee per customer. Our programming contracts are generally for a fixed period of time.

     We are a member of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators serving, in the aggregate, over 12 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators. Our manager negotiates programming contract renewals both directly and through the cooperative.

     From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as our manager negotiates contract renewals.

     We expect our programming costs to rise in the future due to increased costs to purchase programming, particularly sports programming, additional programming being provided to our customers, and other factors affecting the cable television industry. Although we will legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations' owners or the broadcast network carried by such stations.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that ongoing investments in our cable network and our regional calling centers will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We maintain regional calling centers which service virtually all of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

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

     As of December 31, 2002, our cable systems were subject to 1,033 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or the 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2002.

                                                                  PERCENTAGE OF     NUMBER OF      PERCENTAGE OF
                                                    NUMBER OF         TOTAL           BASIC         TOTAL BASIC
     YEAR OF FRANCHISE EXPIRATION                   FRANCHISES      FRANCHISES     SUBSCRIBERS      SUBSCRIBERS
     -------------------------------------------    ----------    -------------    -----------     -------------
     2003 through 2006..........................         232            22.5%          199,000          26.5%
     2007 and thereafter........................         801            77.5           553,000          73.5
                                                    ----------    -------------    -----------     -------------
          Total.................................       1,033           100.0%          752,000         100.0%
                                                    ==========    =============    ===========     =============

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

COMPETITION

     We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. In recent years, Congress has passed legislation and the Federal Communications Commission (the "FCC") has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources. We believe our ability to package multiple services, such as digital television, two-way, high-speed Internet access and video-on-demand is an advantage in our competitive business environment.

   Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

   Direct Broadcast Satellite Providers

     Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent industry reports, DBS providers currently sell video programming services to over 20 million individual households, condominiums, apartments and office complexes in the United States. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS customers.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna. DBS providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers, and typically offer more than 300 channels of programming. In addition to the non-broadcast programming services we offer in our cable systems, under legislation enacted in 1999, DBS providers also deliver local broadcast signals in certain markets that we serve. This change in law eliminated a significant competitive advantage which cable system operators had over DBS providers, as previously DBS providers were not permitted to retransmit local broadcast signals. We believe our digital cable service is competitive with the services delivered to customers by DBS systems.

     DBS providers are also developing ways to bring advanced communications services to their customers. They are currently offering two alternatives of satellite-delivered high-speed Internet access service. One alternative is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the consumer and is offered at higher prices than our own equivalent service.

   Multichannel Multipoint Distribution Systems

     Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

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

   Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a municipal-owned utility or another service provider. Some of these competitors may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 7.0% of the homes passed in the service areas of our franchises.

   Internet Access

     We offer high-speed Internet access in many of our cable systems. This kind of service is sometimes called "cable modem service." Our cable systems compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISPs, DBS providers, and local and long distance telephone companies.

     The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of standard telephone line modems, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. DBS providers currently offer satellite-delivered high-speed Internet access with a telephone return path through a one-way service or a two-way interactive high-speed service.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC is presently considering this issue. If we were required to provide open access to ISP's as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

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

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high-definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

EMPLOYEES

     As of December 31, 2002, we employed 1,403 full-time employees and 126 part-time employees. None of our employees are represented by a labor union. We consider our relations with our employees to be generally good.

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

   Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     . to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

     . to negotiate with us on the terms by which we carry the station on our cable systems, commonly called retransmission consent.

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

     The Communications Act requires our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic cable service tier.

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

     .    adult programming;

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

     The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator and to impose limits on the number of channels which can be occupied on a cable system by a video programmer in which a cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's rules implementing these statutory provisions and remended the case to the FCC for further proceedings.

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

   Copyright

     Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

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

     Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities offer through-to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Our cable television systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the three largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

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

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access.

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

     . the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC's classification of cable Internet access service have been filed in federal courts. In previous actions over the regulatory classification of cable modem service, the courts issued conflicting decisions. These conflicting rulings and the new court proceedings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

     In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 1998 through 2002 and balance sheet data as of December 31, 1998 through 2002, which are derived from our audited consolidated financial statements. We have significantly expanded our business through acquisitions. In 2000, we acquired cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million. In 1999, we acquired cable systems serving approximately 358,000 basic subscribers for an aggregate purchase price of $759.6 million.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                 2002            2001            2000              1999             1998
                                             ------------    ------------    -------------     ------------      -----------
                                                           (dollars in thousands, except per subscriber data)
                                                                              (unaudited)
STATEMENT OF OPERATIONS DATA:
 Revenues                                    $    410,241    $    369,275    $     328,258     $    174,961      $   129,297
 Costs and expenses:
   Service costs(1)                               152,684         130,473          110,442           56,967           43,849
   Selling, general and
    administrative expenses                        68,563          63,846           55,820           32,949           25,596
   Management fee expense(2)                        5,785           5,830            6,029            6,951            5,797
   Depreciation and amortization                  194,862         221,645          177,928          101,065           65,793
   Non-cash stock charges relating to
    management fee expense(3)                       5,323           2,904           28,254           15,445                -
                                             -------------   -------------   --------------    ------------      -----------
Operating loss                                    (16,976)        (55,423)         (50,215)         (38,416)         (11,738)
 Interest expense, net(4)                         102,458          93,823           68,973           37,817           23,994
 (Gain) loss on derivative instruments,
    net(5)                                         (1,172)          8,441                -                -                -
 Investment income from affiliate(6)              (18,000)         (8,120)               -                -                -

 Other expenses (income)(7)                         4,845         (23,885)          30,036            5,087            4,058
                                             ------------    ------------    -------------     ------------      -----------
Net loss before cumulative effect of
    accounting change                            (105,107)       (125,682)        (149,224)         (81,320)         (39,790)
 Cumulative effect of accounting change(8)              -          (1,642)               -                -                -
                                             -------------   -------------   --------------    ------------      -----------
 Net loss                                    $   (105,107)   $   (127,324)   $    (149,224)    $    (81,320)     $   (39,790)
                                             =============   =============   ==============    ============      ===========

Balance Sheet Data (end of period):
 Total assets                                $  1,567,240    $  1,566,045    $   1,375,772     $  1,272,881      $   451,152
 Total debt                                     1,548,500       1,425,500          987,000        1,139,000          337,905
 Total member's equity                            (85,793)         13,991          262,997           54,615           78,651

                                                        (continued on next page)

                                                                      YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                 2002            2001            2000             1999              1998
                                             ------------    ------------    -------------     ------------      -----------
                                                         (dollars in thousands, except per subscriber data)
                                                                            (unaudited)
OTHER DATA:
 System cash flow(9)                         $    190,289    $    177,868    $     161,996     $     85,045      $    59,852
 System cash flow margin(10)                         46.4%           48.2%            49.4%            48.6%            46.3%
 Operating cash flow(9)                      $    184,504    $    172,038    $     155,967     $     78,094      $    54,055
 Operating cash flow margin(11)                      45.0%           46.6%            47.5%            44.6%            41.8%
 Net cash flows provided by(used in):
    Operating activities                     $     67,433    $    102,191    $      93,218     $     54,216      $    53,556
    Investing activities                         (176,599)       (398,946)        (295,613)        (851,548)        (397,085)
    Financing activities                          122,678         300,040          202,015          799,593          344,714

OPERATING DATA
(END OF PERIOD, EXCEPT AVERAGE):
 Homes passed(12)                               1,252,000       1,200,000        1,173,000        1,071,500          520,000
 Basic subscribers(13)                            752,000         771,000          779,000          719,000          354,000
 Basic penetration(14)                               60.1%           64.3%            66.4%            67.1%            68.1%
 Digital customers(15)                            133,000          88,000           40,000            5,300                -
 Data customers(16)                                81,000          38,000           15,600            5,100            4,729
 Average monthly revenues per
    basic subscriber(17)                     $      46.95    $      40.88    $       38.34     $      35.01      $     32.88

---------------------

(1) Service costs for the year ended December 31, 2002 and 2001 include $1.3 million and $2.9 million, respectively, of non-recurring incremental expenses related to the transition from Excite@Home to Mediacom Online(SM).

(2) Represents fees paid to MCC subsequent to its initial public offering and to Mediacom Management Corporation, a Delaware corporation, prior to MCC's initial public offering, for management services rendered to our operating subsidiaries. The management agreements with Mediacom Management were terminated upon the completion of MCC's initial public offering and were replaced with new agreements between MCC and our operating subsidiaries. See Note 7 of our consolidated financial statements.

(3)  Non-cash stock charges relating to management fee expense:

     . for the years ended December 31, 2002 and 2001 resulting from the vesting of equity grants made during 1999 to certain members of our management team;

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

(7) Includes $30.0 million of deferred revenue recognized during the year ended December 31, 2001 resulting from the termination of our relationship with SoftNet Systems, Inc. During the year ended December 31, 2000, a $28.5 million non-cash charge was recorded relating to the decline in value of our investment in shares of SoftNet

     Systems common stock that was deemed other than temporary. See Note 10 of our consolidated financial statements.

(8) Relates to our adoption of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(9) Operating cash flow and system cash flow represent non-GAAP measures and are included in this report because our management believes that operating cash flow and system cash flow are meaningful measures of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definitions of operating cash flow and system cash flow may not be identical to similarly titled measures reported by other companies.

     The following represents a reconciliation of operating loss to operating cash flow and system cash flow:

                                                                   YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                 2002            2001             2000             1999             1998
                                             ------------    ------------    -------------     ------------      -----------
                                                                         (dollars in thousands)
                                                                               (unaudited)
Operating loss                               $    (16,976)   $    (55,423)   $     (50,215)    $    (38,416)     $   (11,738)
Adjustments:
  Depreciation and amortization                   194,862         221,645          177,928          101,065           65,793
  Non-cash stock charges relating to
   management fee expense                           5,323           2,904           28,254           15,445                -
  Non-recurring incremental expenses                1,295           2,912                -                -                -
                                             ------------    ------------    -------------     ------------      -----------
Operating cash flow                               184,504         172,038          155,967           78,094           54,055
  Management fee expense                            5,785           5,830            6,029            6,951            5,797
                                             ------------    ------------    -------------     ------------      -----------
System cash flow                             $    190,289    $    177,868    $     161,996     $     85,045      $    59,852
                                             ============    ============    =============     ============      ===========

     These measurements of operating cash flow and system cash flow are:

     . not intended to be a performance measure that should be regarded as an alternative either to operating loss or net loss as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     . not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(10) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 9 above.

(12) Represents operating cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 9 above.

(13) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(14) Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000.

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

     Until MCC's initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to our operating subsidiaries and received annual management fees. Such management agreements were terminated upon the date of MCC's initial public offering and were replaced with new agreements between MCC and our operating subsidiaries. At that time, Mediacom Management's employees became MCC's employees. See Note 7 of our consolidated financial statements.

ACQUISITIONS

     We have expanded our business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In 2000, we acquired cable systems serving a total of 53,000 basic subscribers as of their respective dates of acquisition, for an aggregate purchase price of $109.2 million (the "2000 Acquisitions"). These acquisitions affect the comparability of our historical results of operations.

GENERAL

     We have generated significant increases in revenues principally as a result of our acquisition activities and increases in monthly revenues per basic subscriber. Approximately 92.6% of our revenues for the year ended December 31, 2002 are attributable to video revenues from monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 6.3% and 1.1% of our revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

     Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services to our basic subscribers and to increases in the rates charged for existing programming services. Under the Federal Communication Commission's existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming and copyright costs. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under our management agreements with MCC.

     The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to our financing activities, have caused us to report net losses. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

ACTUAL RESULTS OF OPERATIONS

   Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Basic subscribers were 752,000 at December 31, 2002, as compared to 771,000 at December 31, 2001. We acquired 3,000 basic subscribers during the first quarter of 2002.

     Digital customers were 133,000 at December 31, 2002, as compared to 88,000 at December 31, 2001.

     Data customers were 81,000 at December 31, 2002, as compared to 38,000 at December 31, 2001.

     Revenues. Revenues increased 11.1% to $410.2 million for the year ended December 31, 2002 as compared to $369.3 million for the year ended December 31, 2001. Revenues by service offering were as follows (dollars in millions):

                                         YEAR ENDED DECEMBER 31,
                        ------------------------------------------------------
                                 2002                           2001
                        -----------------------        -----------------------
                                         % of                           % of
                         Amount        Revenues         Amount        Revenues
                        ---------      --------        --------       --------
     Video..........    $   379.8          92.6%       $  355.3           96.2%
     Data...........         25.7           6.3             9.8            2.7
     Advertising....          4.7           1.1             4.2            1.1
                        ---------      --------        --------       --------
                        $   410.2         100.0%       $  369.3          100.0%
                        =========      ========        ========       ========

     Video revenues increased 6.9% to $379.8 million for the year ended December 31, 2002, as compared to $355.3 million for the year ended December 31, 2001. Video revenues increased primarily due to rate increases in our video services and to customer growth in our digital cable services, partially offset by a decline in basic subscribers.

     Data revenues increased 162.2% to $25.7 million for the year ended December 31, 2002, as compared to $9.8 million for the year ended December 31, 2001. Data revenues increased primarily due to customer growth in our high-speed Internet access service.

     Advertising revenues increased 11.9% to $4.7 million for the year ended December 31, 2002, as compared to $4.2 million for the year ended December 31, 2001. Advertising revenues increased primarily due to a general improvement in local and national advertising markets.

     Service costs. Service costs increased 17.0% to $152.7 million for the year ended December 31, 2002, as compared to $130.5 million for the year ended December 31, 2001. Service costs increased due to higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in our high-speed Internet access services. As a percentage of revenues, service costs were 37.2% for the year ended December 31, 2002, as compared with 35.3% for the year ended December 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.4% to $68.6 million for the year ended December 31, 2002, as compared to $63.8 million for the year ended December 31, 2001. Selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to our digital and high-speed Internet access services, customer service expenses and billing costs. As a percentage of revenues, selling, general and administrative expenses were 16.7% for the year ended December 31, 2002 as compared with 17.3% for the year ended December 31, 2001.

     Management fee expense. Our management fee expense was $5.8 million for the years ended December 31, 2002 and December 31, 2001. As a percentage of revenues, management fee expense was 1.4% for the year ended December 31, 2002 as compared with 1.6% for the year ended December 31, 2001.

     Depreciation and amortization. Depreciation and amortization decreased 12.1% to $194.9 million for the year ended December 31, 2002, as compared to $221.6 million for the year ended December 31, 2001. This decrease reflected the adoption of SFAS 142, effective January 1, 2002, which reduced amortization expense by $44.7 million during the year ended December 31, 2002, partially offset by depreciation expense associated with our ongoing investments in our cable systems.

     Non-cash stock charges relating to management fee expense. Non-cash stock charges relating to management fee expense increased 83.3% to $5.3 million for the year ended December 31, 2002, as compared to $2.9 million for the year ended December 31, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999. During the year ended December 31, 2002, the vesting in the equity interests was accelerated, and accordingly, the remainder of the related charges were expensed.

     Interest expense, net. Interest expense, net, increased 9.2% to $102.5 million for the year ended December 31, 2002, as compared to $93.8 million for the year ended December 31, 2001. This was due to higher average borrowings under our bank credit facilities, partially offset by lower interest rates on our variable rate debt.

     (Gain) loss on derivative instruments, net. Gain on derivative instruments, net, was $1.2 million for the year ended December 31, 2002, as compared to loss on derivative instruments, net, of $8.4 million for the year ended December 31, 2001. This gain was primarily due to a shorter average time to maturity of our interest rate exchange agreements.

     Investment income from affiliate. Investment income from affiliate was $18.0 million for the year ended December 31, 2002, as compared to $8.1 million for the year ended December 31, 2001. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC. See "Liquidity and Capital Resources"-"Investing Activities."

     Other expenses (income). Other expenses were $4.8 million for the year ended December 31, 2002, as compared to other income of $23.9 million for the year ended December 31, 2001. Other expenses represented fees on unused credit commitments under our bank credit facilities and amortization of deferred financing costs. Other income in 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of our contract with SoftNet Systems, partially offset by fees on unused credit commitments and amortization of deferred financing costs.

     Net loss. Due to the factors described above, we generated a net loss of $105.1 million for the year ended December 31, 2002 as compared to a net loss of $127.3 million for the year ended December 31, 2001.

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following historical information includes the results of operations of the 2000 Acquisitions, only for that portion of the respective period that such cable systems were owned by us.

     Basic subscribers were 771,000 at December 31, 2001, as compared to 779,000 at December 31, 2000.

     Digital customers were 88,000 at December 31, 2001, as compared to 40,000 at December 31, 2000.

     Data customers were 38,000 at December 31, 2001, as compared to 15,600 at December 31, 2000.

     Revenues. Revenues increased 12.5% to $369.3 million for the year ended December 31, 2001 as compared to $328.3 million for the year ended December 31, 2000. Of the revenue increase of $41.0 million, $18.4 million was attributable to the 2000 Acquisitions. Excluding the effect of such acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our digital cable and high-speed Internet access services, partially offset by a slight decline in basic subscribers. Revenues by service offering were as follows (dollars in millions):

                                      YEAR ENDED DECEMBER 31,
                        ------------------------------------------------------
                                 2001                           2000
                        -----------------------        -----------------------
                                         % of                           % of
                         Amount        Revenues         Amount        Revenues
                        ---------      --------        --------       --------
     Video..........    $   355.3          96.2%       $  317.9           96.8%
     Data...........          9.8           2.7             5.9            1.8
     Advertising....          4.2           1.1             4.5            1.4
                        ---------      --------        --------       --------
                        $   369.3         100.0%       $  328.3          100.0%
                        =========      ========        ========       ========

     Video revenues increased 11.6% to $355.3 million for the year ended December 31, 2001, as compared to $317.9 million for the year ended December 31, 2000. Video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in our digital cable services, partially offset by a decline in basic subscribers.

     Data revenues increased 78.2% to $9.8 million for the year ended December 31, 2001, as compared to $5.9 million for the year ended December 31, 2000. Data revenues increased primarily due to customer growth in our high-speed Internet access service.

     Advertising revenues decreased 6.7% to $4.2 million for the year ended December 31, 2001, as compared to $4.5 million for the year ended December 31, 2000. Advertising revenues decreased primarily due to a general decline in local and national advertising markets.

     Service costs. Service costs increased 18.1% to $130.5 million for the year ended December 31, 2001 as compared to $110.4 million for the year ended December 31, 2000. Service costs for the year ended December 31, 2001 include $2.9 million of incremental expenses related to the transition Excite@Home to MCC's Mediacom OnlineSM high-speed Internet service. Of the increase in service costs of $20.1 million, $7.6 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions. As a percentage of revenues, service costs were 35.3% for the year ended December 31, 2001, as compared with 33.6% for the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.4% to $63.8 million for the year ended December 31, 2001 as compared to $55.8 million for the year ended December 31, 2000. Of the increase in selling, general and administrative expenses of $8.0 million, $3.0 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher bad debt and customer service employee expenses, and increased marketing costs associated with the promotion of our digital cable and high-speed Internet access services. As a percentage of revenues, selling, general and administrative expenses were 17.3% for the year ended December 31, 2001, as compared with 17.0% for the year ended December 31, 2000.

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

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $8.4 million for the year ended December 31, 2001, due to the change in the fair value of our interest rate exchange agreements as a result of the decrease in market interest rates.

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

     Cumulative Effect of Accounting Change. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, we recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

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

   Operating Activities

     Cash provided by operations for the years ended December 31, 2002 and 2001 was $67.4 million and $102.2 million, respectively. The decrease was due to payments related to working capital accounts.

   Investing Activities

     Cash used in investing activities for the years ended December 31, 2002 and 2001 was $176.6 million and $398.9 million, respectively. The decrease was primarily due to lower capital expenditures in 2002 and the preferred investment in an affiliated company in 2001.

     Our capital expenditures were $167.8 million, $244.9 million and $182.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, as a result of our cumulative capital investment in our network upgrade program, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and approximately 95% of our homes passed were activated with two-way communications capability. At year end 2002, our digital cable service was available to 702,000 basic subscribers, and our cable modem service was marketed to about 1.1 million homes passed by our cable systems.

     We expect to complete our planned network upgrade program by June 2003, at which time we anticipate that approximately 98% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the infrastructure for our high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, we expect to invest between $120.0 million and $130.0 million in capital expenditures in 2003.

     In 2000, we acquired cable systems that served approximately 53,000 basic subscribers as of their respective dates of acquisition, for an aggregate purchase price of $109.2 million.

     On July 18, 2001, we made a $150.0 million preferred equity investment in Mediacom Broadband that was funded with borrowings under our bank credit facilities. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2002 and 2001, we received in aggregate $18.0 million and $8.1 million, respectively, in cash dividends on the preferred equity.

   Financing Activities

     Cash provided by financing activities for the years ended December 31, 2002 and 2001 was $122.7 million and $300.0 million, respectively. The decrease was primarily due to the dividend payment to MCC in 2001.

     To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs we completed the undernoted financing arrangements.

     On January 24, 2001, we and our wholly-owned subsidiary, Mediacom Capital, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our bank credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On July 17, 2001, we paid a $125.0 million cash dividend to MCC. This dividend indirectly funded a portion of the purchase price for Mediacom Broadband LLC's acquisitions of cable systems from AT&T Broadband, LLC. See Note 11 to our consolidated financial statements.

     We have two bank credit facilities, each in the amount of $550.0 million. These credit facilities expire in September 2008 and December 2008, however their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $440.0 million of floating rate debt, including $50.0 million completed subsequent to December 31, 2002. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate their nonperformance. As of the date of this report, about 82% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     For the three months ended December 31, 2002, our leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 7.4 times. The interest coverage ratio (defined as operating cash flow divided by total interest expense, net) for such period was 2.0 times. Pursuant to our debt arrangements, for purposes of calculating such ratios, operating cash flow includes investment income received in cash. For the three months ended December 31, 2002 operating cash flow, interest expense and investment income received in cash were $52.4 million, $25.8 million and $4.5 million, respectively. As of December 31, 2002, we were in compliance with all debt covenants.

     As of December 31, 2002, our total debt was approximately $1.55 billion and we had unused credit commitments of about $347.0 million under our bank credit facilities and our annualized cost of debt capital was approximately 6.9%. As of January 1, 2003, after giving effect to scheduled step downs in the maximum leverage covenants in our bank credit facilities, approximately $276.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. As of December 31, 2002, we were in compliance with all debt covenants.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to meet our long-term business plan, service our debt obligations and complete any future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The table below summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future contractual obligations.

                                        LONG-TERM
                                           DEBT           OPERATING LEASES          TOTAL
                                      --------------      ----------------      -------------
                                                        (dollars in thousands)
     2003.......................      $        2,000      $        1,574        $       3,574
     2004.......................               2,000               1,201                3,201
     2005                                     22,000               1,060               23,060
     2006                                    168,750                 902              169,652
     2007                                    182,000                 761              182,761
     Thereafter.................           1,171,750               4,043            1,175,793
                                      --------------      --------------        -------------
     Total cash obligations.....      $    1,548,500      $        9,541        $   1,558,041
                                      ==============      ==============        =============

CRITICAL ACCOUNTING POLICIES

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements. For a detailed description of our significant accounting policies, please see Note 2 of our consolidated financial statements.

   Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Impairment of Long-Lived Assets

     We follow the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. Based on our review, there has been no impairment of long-lived assets under SFAS 144.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Upon adoption, we performed initial impairment tests and we determined that there was no impairment. We conducted our annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $44.7 million for the year ended December 31, 2002.

INFLATION AND CHANGING PRICES

     Our systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission's existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming and copyright costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

RISK FACTORS

   We have a history of net losses and may not be profitable in the future.

     We have had a history of net losses and expect to continue to report net losses for the foreseeable future, which could adversely affect our ability to finance our business in the future. We reported net losses of $149.2 million, $127.3 million and $105.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. The principal reasons for our prior and anticipated net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

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

     Our total debt as of December 31, 2002 was approximately $1.55 billion. Our interest expense for the year ended December 31, 2002 was $102.5 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including that:

     . our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

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

     The agreements and instruments governing our own and our subsidiaries' indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under the respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

     Our business has required substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. While we have substantially completed our planned system upgrades, if there is accelerated growth in our digital cable and data customers, or we decide to introduce new advanced services, or the cost to provide these services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance our capital improvement program or any additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

   If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our plans to upgrade or expand our systems and respond to competitive pressures. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete. Consequently, our business and results of operations could suffer materially.

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

   If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, such as high-speed Internet access service, digital cable services and video-on-demand, and acquisitions of additional cable systems. We may not be able to successfully expand these services, and it is possible that they will not generate significant revenue growth. As of the date of filing this report, there were no material pending acquisitions. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

   Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our cash flow and operating margins will be adversely affected.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

   Failure to renew programming contracts could adversely affect our business and results of operations.

     From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as our manager negotiates contract renewals. While we could obtain access to most of these programming services through a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

   We may not be able to compete effectively in the highly competitive media and telecommunications industries.

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, municipal-owned utilities, telephone companies, and, most significantly, from direct broadcast satellite operators. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, direct broadcast satellite operators and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We anticipate that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with our businesses. We cannot assure you that upgrading our cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

   Continued growth of direct broadcast satellite operators could adversely affect our business and results of operations.

     Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets that we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services.

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

     The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom Broadband's cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom Broadband's operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 1.4% of our subsidiaries' gross operating revenues for the year ended December 31, 2002, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.5% of each subsidiary's gross operating revenues.

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

     In addition, our subsidiary credit facilities provide that a default will result if any person or group, other than Mr. Commisso and certain of his affiliates, becomes the beneficial owner of an amount of aggregate voting power of our manager's common stock on a fully-diluted basis that equals or exceeds the greater of: (i) 35% and (ii) the amount of aggregate voting power of our manager's common stock on a fully diluted basis owned by Mr. Commisso and such affiliates at the time.

   The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, which could inhibit or prevent a change of control or change in management. A sale of his stock in our manager could result in a change of control that could have unpredictable effects.

     Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 80.4% of the combined voting power of all of its common stock as of December 31, 2002. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager's stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition and results of operations. As noted above, it could also result in a default under our bank credit facilities.

   Our cable television business is subject to extensive governmental regulation.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We will have to renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, which concessions or other commitments could be costly to obtain. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be required to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

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

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an "overbuild". As of December 31, 2002, approximately 7.0% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition will not develop in other markets that we now serve or that we will serve after any future acquisitions.

   Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. Although the FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation, the FCC is still considering whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as "open access", whether certain other regulatory requirements do or should apply to cable modem service, and whether and to what extent this service may be subject to local franchise authorities' regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

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

     Since our manager launched its proprietary Mediacom OnlineSM Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasing active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider--for example, a customer's use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person's trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of December 31, 2002, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $390.0 million is fixed at a weighted average rate of approximately 4.4%, plus the average applicable margin over the eurodollar rate option under our bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, we do not anticipate their nonperformance. At December 31, 2002, we would have paid approximately $8.9 million if we terminated these agreements, inclusive of accrued interest. The table below provides information on our long-term debt. See Note 6 to our consolidated financial statements.

                                                  EXPECTED MATURITY
                      ---------------------------------------------------------------------------
                                          (All dollar amounts in thousands)
                        2003         2004        2005         2006          2007       THEREAFTER       TOTAL        FAIR VALUE
                      --------     --------    --------     ---------     ---------    ----------     ----------     ----------
Fixed rate            $      -     $      -    $     -      $       -     $       -    $  200,000     $  200,000     $  181,000
Weighted average
  interest rate            8.5%         8.5%        8.5%          8.5%          8.5%          8.5%           8.5%

Fixed rate            $      -     $      -    $     -      $       -     $       -    $  125,000     $  125,000     $  104,000
Weighted average
  interest rate            7.9%         7.9%        7.9%          7.9%          7.9%          7.9%           7.9%

Fixed rate            $      -     $      -    $     -      $       -     $       -    $  500,000     $  500,000     $  456,000
Weighted average
  interest rate            9.5%         9.5%        9.5%          9.5%          9.5%          9.5%           9.5%

Variable rate         $  2,000     $  2,000    $ 22,000     $ 168,750     $ 182,000    $  346,750     $  723,500     $  723,500
Weighted average
  interest rate            3.7%         3.7%        3.7%          3.7%          3.7%          3.7%           3.7%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          MEDIACOM LLC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

                                                                                                               PAGE
                                                                                                               ----
     Report of Independent Accountants - PricewaterhouseCoopers LLP..........................................    44
     Report of Independent Public Accountants - Arthur Andersen LLP..........................................    47
     Consolidated Balance Sheets as of December 31, 2002 and 2001............................................    48
     Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000..............    49
     Consolidated Statements of Changes in Member's (Deficit) Equity and Comprehensive Loss for the Years
      Ended December 31, 2002, 2001, and 2000................................................................    50
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000..............    51
     Notes to Consolidated Financial Statements..............................................................    52
     Financial Statement Schedule:  Schedule II-Valuation and Qualifying Accounts............................    62

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Mediacom LLC:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Mediacom LLC and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As discussed above, the Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Member of Mediacom LLC:

Our audit of the consolidated financial statements referred to in our report dated February 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule [previously referred to as
Schedule II - Valuation and Qualifying Accounts by the predecessor auditor] for the year ended December 31, 2002 listed in Item 8 of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Mediacom LLC and its subsidiaries for the years ended December 31, 2001 and December 31, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated February 13, 2002.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                                         /s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

                          MEDIACOM LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                                 DECEMBER 31,
                                                                                            2002           2001
                                                                                        ------------     ------------
                                         ASSETS

Cash and cash equivalents........................................................       $     20,890     $      7,378
Investments......................................................................              4,070            4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $1,106 and $1,095, respectively............................................             20,709           19,691
Prepaid expenses and other assets................................................             15,256            6,917
Preferred investment in affiliated company.......................................            150,000          150,000
Investment in cable television systems:
   Inventory.....................................................................             13,512           29,012
   Property, plant and equipment, at cost........................................          1,233,276        1,056,525
   Less: accumulated depreciation................................................           (498,514)        (338,930)
                                                                                        ------------     ------------
     Property, plant and equipment, net..........................................            734,762          717,595
   Intangible assets, net of accumulated amortization of $224,669 and
     $197,860, respectively......................................................            585,144          605,053
                                                                                        ------------     ------------
     Total investment in cable television systems................................          1,333,418        1,351,660
Other assets, net of accumulated amortization of $13,044 and $9,733,
   respectively..................................................................             22,897           26,329
                                                                                        ------------     ------------
     Total assets................................................................       $  1,567,240     $  1,566,045
                                                                                        ============     ============
                       LIABILITIES AND MEMBER'S (DEFICIT) EQUITY

LIABILITIES
   Debt..........................................................................       $  1,548,500     $  1,425,500
   Accounts payable and accrued expenses.........................................             89,643          113,150
   Deferred revenue..............................................................             14,890           13,404
                                                                                        ------------     ------------
     Total liabilities...........................................................          1,653,033        1,552,054
                                                                                        ------------     ------------
   Commitments and Contingencies (Note 9)

MEMBER'S (DEFICIT) EQUITY
   Capital contributions.........................................................            548,521          543,198
   Accumulated deficit...........................................................           (634,314)        (529,207)
                                                                                        ------------     ------------
     Total member's (deficit) equity.............................................            (85,793)         13,991
                                                                                        ------------     ------------
     Total liabilities and member's (deficit) equity.............................       $  1,567,240     $  1,566,045
                                                                                        ============     ============

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (All amounts in 000's)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                               2002            2001           2000
                                                                            -----------    -------------    -----------
Revenues...............................................................     $   410,241    $     369,275    $  328,258

Costs and expenses:
     Service costs.....................................................         152,684          130,473        110,442
     Selling, general and administrative expenses......................          68,563           63,846         55,820
     Management fee expense............................................           5,785            5,830          6,029
     Depreciation and amortization.....................................         194,862          221,645        177,928
     Non-cash stock charges relating to management fee expense.........           5,323            2,904         28,254
                                                                            -----------    -------------    -----------
Operating loss.........................................................         (16,976)         (55,423)       (50,215)

Interest expense, net..................................................         102,458           93,823         68,973
(Gain) loss on derivative instruments, net.............................          (1,172)           8,441              -
Investment income from affiliate.......................................         (18,000)          (8,120)             -
Other expenses (income)................................................           4,845          (23,885)        30,036
                                                                            -----------    -------------    -----------
Net loss before cumulative effect of accounting change.................        (105,107)        (125,682)      (149,224)
Cumulative effect of accounting change.................................               -           (1,642)             -
                                                                            -----------    -------------    -----------
Net loss...............................................................     $  (105,107)   $    (127,324)   $  (149,224)
                                                                            ===========    =============    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                MEMBER'S (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
                          (All dollar amounts in 000's)

                                                           ACCUMULATED
                                             CAPITAL      COMPREHENSIVE     ACCUMULATED
                                          CONTRIBUTIONS        LOSS           DEFICIT         TOTAL
                                          -------------   -------------    ------------     -----------
Balance, December 31, 1999                $     182,013   $         261    $   (127,659)    $    54,615
   Comprehensive loss:
     Net loss                                         -               -        (149,224)
     Unrealized loss on investments                   -            (675)              -
     Comprehensive loss                                                                        (149,899)
   Equity contribution from MCC                 354,500               -               -         354,500
   Vesting of equity granted to
     management, net of forfeiture                3,781               -               -           3,781
                                          -------------   -------------    ------------     -----------
Balance, December 31, 2000                $     540,294   $        (414)   $   (276,883)    $   262,997
   Comprehensive loss:
     Net loss                                         -               -        (127,324)
     Unrealized gain on investments                   -             414               -
     Comprehensive loss                               -               -               -        (126,910)
   Dividend payment to parent                         -               -        (125,000)       (125,000)
   Vesting of equity granted to
      management, net of forfeiture               2,904               -               -           2,904
                                          -------------   -------------    ------------     -----------
Balance, December 31, 2001                $     543,198   $           -    $   (529,207)    $    13,991
   Net loss                                           -               -        (105,107)       (105,107)
   Vesting of equity granted to
      management, net of forfeiture               5,323               -               -           5,323
                                          -------------   -------------    ------------     -----------
Balance, December 31, 2002                $     548,521   $           -    $   (634,314)    $   (85,793)
                                          =============   =============    ============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                   2002          2001           2000
                                                                               -----------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss............................................................        $  (105,107)  $   (127,324)  $   (149,224)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization.....................................            194,862        221,645        177,928
     (Gain) loss on derivative instruments, net........................             (1,172)        10,083              -
     Impairment of available-for-sale securities.......................                  -            329         28,488
     Vesting of management stock.......................................              5,323          2,904         28,254
     Amortization of SoftNet Systems revenue                                             -           (287)        (2,502)
     Termination of SoftNet Systems agreement..........................                  -        (29,957)             -
     Amortization of deferred financing costs..........................              3,754          3,984              -
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net.............................             (1,033)         1,186           (980)
       Prepaid expenses and other assets...............................             (8,339)       (47,894)        (2,276)
       Accounts payable and accrued expenses...........................            (22,341)        70,321         13,855
       Deferred revenue................................................              1,486         (2,799)          (325)
                                                                               -----------   ------------   ------------
         Net cash flows provided by operating activities...............             67,433        102,191         93,218
                                                                               -----------   ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures................................................           (167,789)      (244,890)      (182,552)
   Acquisitions of cable television systems............................             (6,548)             -       (112,142)
   Preferred investment in affiliated company..........................                  -       (150,000)             -
   Other investing activities..........................................             (2,262)        (4,056)          (919)
                                                                               -----------   ------------   ------------
         Net cash flows used in investing activities...................           (176,599)      (398,946)      (295,613)
                                                                               -----------   ------------   ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings......................................................            356,750        941,500        318,000
   Repayment of debt...................................................           (233,750)      (503,000)      (470,000)
   Dividend payment....................................................                  -       (125,000)             -
   Capital contributions...............................................                  -              -        354,500
   Financing costs.....................................................               (322)       (13,460)          (485)
                                                                               -----------   ------------   ------------
         Net cash flows provided by financing activities...............            122,678        300,040        202,015
                                                                               -----------   ------------   ------------
         Net increase (decrease) in cash and cash equivalents..........             13,512          3,285           (380)

CASH AND CASH EQUIVALENTS, beginning of year...........................              7,378          4,093          4,473
                                                                               -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year.................................        $    20,890   $      7,378   $      4,093
                                                                               -----------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash during the year for interest...................................        $   107,047   $     78,751   $     74,811
                                                                               ===========   ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  LIMITED LIABILITY COMPANY

   Organization

     Mediacom LLC ("Mediacom," and collectively with its subsidiaries, the "Company"), a New York limited liability company wholly-owned by Mediacom Communications Corporation ("MCC"), is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2002, the Company was operating cable systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

   Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct installation costs incurred. Advertising sales

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

     The Company's accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

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

   Inventory

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

   Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. The Company also capitalized interest in connection with cable system construction of approximately $2.7 million and $3.9 million for the years ended December 31, 2002 and 2001, respectively. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

     Depreciation is calculated on a straight-line basis over the following useful lives:

     Buildings....................................   40 years
     Leasehold improvements.......................   Life of respective lease
     Cable systems and equipment..................   5 to 10 years
     Subscriber devices...........................   5 years
     Vehicles.....................................   5 years
     Furniture, fixtures and office equipment.....   5 to 10 years

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Definite-Lived Intangible Assets

     Definite-lived intangible assets include subscriber lists and covenants not to compete. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the following lives:

        Subscriber lists.............................   5 years
        Covenants not to compete.....................   3 to 7 years

     As of December 31, 2002, these amortizable definite-lived intangible assets had a gross value of $139.8 million, with accumulated amortization of $118.9 million. The Company's estimated aggregate amortization expense for the year of 2003 is $20.9 million and during 2003 the assets will be fully amortized.

   Indefinite-Lived Intangible Assets

     Indefinite-lived intangible assets include franchise costs and goodwill. The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. Upon adoption, the Company performed initial impairment tests and determined that there was no impairment. The Company conducted its annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $44.7 million for the year ended December 31, 2002.

     The following table provides a reconciliation of the results of operations for the years ended December 31, 2001 and 2000 to the net loss that would have been reported had franchise cost and goodwill amortization not been recorded as of January 1, 2000:

                                                        2001           2000
                                                    ------------   ------------
                                                       (dollars in thousands)
                                                            (unaudited)
     Reported net loss............................  $   (127,324)  $   (149,224)
       Add back:  franchise cost amortization.....        43,751         43,751
       Add back:  goodwill amortization...........           913            913
                                                    ------------   ------------
     Adjusted pro forma net loss..................  $    (82,660)  $   (104,560)
                                                    ============   ============

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There has been no impairment of long-lived assets of the Company under SFAS 144. The Company adopted SFAS 144 as of January 1, 2002.

   Other Assets

     Other assets include debt financing costs of approximately $22.9 million and $26.3 million as of December 31, 2002 and 2001, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings and are included in other expense (income).

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Accounting for Derivative Instruments

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

   Income Taxes

Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the limited liability company is reported in MCC's income tax returns.

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


(3)  ACQUISITIONS

     The Company has made acquisitions of cable systems to increase the number of customers and markets it serves. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of the acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the acquired systems have been included with those of the Company since the dates of acquisition.

   2000

     During 2000, the Company completed nine acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.2 million. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $49.4 million to property, plant and equipment and approximately $59.8 million to intangible assets. These acquisitions were financed with borrowings under the Company's bank credit facilities (See Note 6).

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  PROPERTY, PLANT AND EQUIPMENT

     As of December 31, 2002 and 2001, property, plant and equipment consisted of:

                                                                      2002               2001
                                                                ---------------     ---------------
                                                                       (dollars in thousands)
     Land and land improvements............................     $         1,015     $           931
     Buildings and leasehold improvements..................              16,686              12,736
     Cable systems, equipment and subscriber devices.......           1,174,948           1,009,247
     Vehicles..............................................              28,541              24,142
     Furniture, fixtures and office equipment..............              12,086               9,469
                                                                ---------------     ---------------
                                                                      1,233,276           1,056,525
     Accumulated depreciation..............................            (498,514)           (338,930)
                                                                ---------------     ---------------
     Property, plant and equipment, net....................     $       734,762     $       717,595
                                                                ===============     ===============

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $168.1 million, $148.3 million and $106.8 million, respectively.

(5)  INTANGIBLE ASSETS

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2002 and 2001 (dollars in thousands):

                                                    GROSS ASSET    ACCUMULATED       NET ASSET
     2002                                              VALUE       AMORTIZATION        VALUE
     -------------------------------------------   ------------    ------------     -----------
     Franchise costs............................   $    656,268    $    103,026     $   553,242
     Goodwill...................................         13,699           2,682          11,017
     Subscriber lists...........................        134,151         113,652          20,499
     Covenants not to compete...................          5,695           5,309             386
                                                   ------------    ------------     -----------
                                                   $    809,813    $    224,669     $   585,144
                                                   ============    ============     ===========

                                                    GROSS ASSET    ACCUMULATED       NET ASSET
     2001                                              VALUE       AMORTIZATION        VALUE
     -------------------------------------------   ------------    ------------     -----------
     Franchise costs............................    $   649,364    $    103,026     $   546,338
     Goodwill...................................         13,699           2,682          11,017
     Subscriber lists...........................        134,150          87,641          46,509
     Covenants not to compete...................          5,700           4,511           1,189
                                                   ------------    ------------     -----------
                                                   $    802,913    $    197,860     $   605,053
                                                   ============    ============     ===========

     Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $26.8 million, $73.3 million and $71.1 million, respectively.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  DEBT

     As of December 31, 2002 and 2001, debt consisted of:

                                                                   2002               2001
                                                               --------------    --------------
                                                                   (dollars in thousands)
         Bank credit facilities...........................     $      723,500    $      600,500
         8 1/2% senior notes..............................            200,000           200,000
         7 7/8% senior notes..............................            125,000           125,000
         9 1/2% senior notes..............................            500,000           500,000
                                                               --------------    --------------
                                                               $    1,548,500    $    1,425,500
                                                               ==============    ==============

   Bank Credit Facilities

     On September 30, 1999, operating subsidiaries of Mediacom entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, and is subject to earlier expiration on June 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount. As of December 31, 2002, the maximum commitment amount available under the revolving credit facility was $438.8 million, and $245.5 million was outstanding under such facility. For the year ended December 31, 2003, the maximum commitment amount under the revolving credit facility will be reduced by $22.5 million, or 5% of the original commitment amount. The Mediacom USA Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, which began on December 31, 2002. The term loan matures on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments which began on September 30, 2002. As of December 31, 2002, the outstanding debt under the term loan was $99.5 million. For the year ended December 31, 2003, the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on outstanding revolver loans is payable at either a eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loans is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     On November 5, 1999, operating subsidiaries of Mediacom entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, and is subject to earlier expiration on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount. As of December 31, 2002, the maximum commitment amount available under the revolving credit facility was $438.8 million, and $278.7 million was outstanding under such facility. For the year ended December 31, 2003, the maximum commitment amount under the revolving credit facility will be reduced by $22.5 million, or 5% of the original commitment amount. The Mediacom Midwest Credit Agreement requires mandatory reductions of the revolver facility from excess cash flow, as defined therein, which began on December 31, 2002. The term loan matures on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments which began on September 30, 2002. As of December 31, 2002, the outstanding debt under the term loan was $99.8 million. For

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year ended December 31, 2003, the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on the outstanding revolver loans is payable at either a eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loans is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     The Bank Credit Agreements require compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 2002.

     The Bank Credit Agreements are collateralized by Mediacom's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the Bank Credit Agreements was 3.7% and 5.5% for the year ended December 31, 2002 and December 31, 2001, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2002, the Company had approximately $347.0 million of unused bank commitments under the Bank Credit Agreements.

     The Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt. As of December 31, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $390.0 million of outstanding debt under its bank credit facilities is fixed at a weighted average rate of approximately 4.4%, plus the average applicable margin over the eurodollar rate option under such credit facilities. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2006, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At December 31, 2002, the Company would have paid approximately $8.9 million if these agreements were terminated, inclusive of accrued interest.

   Senior Notes

     On April 1, 1998, Mediacom and Mediacom Capital, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 2008 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes are unsecured obligations of Mediacom, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom. Mediacom was in compliance with the indenture governing the 8 1/2% Senior Notes as of December 31, 2002.

     On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 2011 (the "7 7/8% Senior Notes"). The 7 7/8% Senior Notes are unsecured obligations of Mediacom, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom. Mediacom was in compliance with the indenture governing the 7 7/8% Senior Notes as of December 31, 2002.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 24, 2001, Mediacom and Mediacom Capital jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom. Mediacom was in compliance with the indenture governing the 9 1/2% Senior Notes as of December 31, 2002.

   Fair Value and Debt Maturities

     The fair value of the Company's bank credit facilities approximate the carrying value. The fair value at December 31, 2002 of the 8 1/2% Senior Notes, the 7 7/8% Senior Notes and the 9 1/2% Senior Notes was approximately $181.0 million, $104.0 million and $456.0 million, respectively.

     The stated maturities of all debt outstanding as of December 31, 2002 are as follows (dollars in thousands):

     2003.............................................    $         2,000
     2004.............................................              2,000
     2005.............................................             22,000
     2006.............................................            168,750
     2007                                                         182,000
     Thereafter.......................................          1,171,750
                                                          ---------------
                                                          $     1,548,500
                                                          ===============

(7)  RELATED PARTY TRANSACTIONS

     Prior to MCC's initial public offering in February 2000, separate management agreements between Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation and each of Mediacom's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. Upon MCC's initial public offering, all management agreements with Mediacom Management were terminated and were replaced with new agreements between MCC and the Company's operating subsidiaries. Under such agreements, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of the Company's gross operating revenues. Management fees for the years ended December 31, 2002, 2001 and 2000, amounted to approximately $5.8 million, $5.8 million and $5.4 million, respectively. The Company incurred management fees under the agreements with Mediacom Management of approximately $0.6 million for the years ended December 31, 2000.

     Prior to MCC's initial public offering, the Company recorded a deferred stock expense in 1999 of approximately $25.1 million relating to additional ownership units of Mediacom that were issued to the Manager. This deferred expense represented the future benefit of reduced management fees. During 1999, the Company recorded a non-cash stock charge of approximately $0.6 million in its consolidated statements of operations for the amortization of this future benefit.


(8)  EMPLOYEE BENEFIT PLANS

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $0.6 million for each of the years ended December 31, 2002, 2001 and 2000.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  COMMITMENTS AND CONTINGENCIES

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.4 million, $2.4 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

     2003.................................................  $       1,574
     2004.................................................          1,201
     2005.................................................          1,060
     2006.................................................            902
     2007.................................................            761
     Thereafter...........................................          4,043

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $4.1 million, $3.3 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     As of December 31, 2002, approximately $6.5 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to insurance and franchise requirements and pole rentals.

   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

(10) SOFTNET SYSTEMS

     As of January 31, 2001, the Company formally terminated its relationship with SoftNet Systems in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations in the first quarter of 2001.

(11) EQUITY

     On July 17, 2001, the Company paid a $125.0 million cash dividend to MCC that was funded with borrowings under its bank credit facilities. (See Note 12).

(12) INVESTMENTS

     On July 18, 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, that was funded with borrowings under the Company's bank credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the years ended December 31, 2002 and 2001, the Company received in aggregate $18.0 million and $8.1 million, respectively, in cash dividends on the preferred equity.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) EMPLOYMENT ARRANGEMENTS

     During 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom to certain employees for past and future services. These units vest over five years. Upon MCC's initial public offering, all outstanding membership units were redeemed and converted to common shares of MCC. During 2002, the vesting of the deferred non-cash stock expense was accelerated, and accordingly, the remainder of the related charges were expensed. For the years ended December 31, 2002, 2001, and 2000, the Company recorded a non-cash stock charge of approximately $5.3 million, $2.9 million and $3.8 million, respectively, in its consolidated statements of operations, relating to the vested and non-forfeitable shares or membership units.

                                                                     SCHEDULE II
                          MEDIACOM LLC AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                            BALANCE AT        ADDITIONS
                                           BEGINNING OF     CHARGED TO COSTS                         BALANCE AT
                                              PERIOD          AND EXPENSES        DEDUCTIONS        END OF PERIOD
                                           ------------     ----------------      ----------        -------------
DECEMBER 31, 2000
     Allowance for doubtful accounts
         Current receivables...........    $        772       $       4,292       $    4,132        $         932
     Acquisition reserves(1)
         Accrued expenses..............    $      5,650       $       2,134       $    2,402        $       5,382

DECEMBER 31, 2001
     Allowance for doubtful accounts
         Current receivables...........    $        932       $       6,349       $    6,186        $       1,095
     Acquisition reserves(1)
         Accrued expenses..............    $      5,382       $           -       $    5,382        $           -

DECEMBER 31, 2002
     Allowance for doubtful accounts
         Current receivables...........    $      1,095       $       6,776       $    6,765        $       1,106
     Acquisition reserves(1)
         Accrued expenses..............    $          -       $         127       $        -        $         127

--------------------
/(1)/ Additions were charged in connection with purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have previously reported in a current report on Form 8-K, dated April 19, 2002, that we terminated our engagement of Arthur Andersen LLP.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom LLC and the directors and executive officers of MCC and Mediacom Capital are:

     Name                                    Age    Position
     -----------------------------------   ------   ------------------------------------------
     Rocco B. Commisso..................     53     Chairman and Chief Executive Officer
                                                    of Mediacom LLC and MCC and President and
                                                    Chief Executive Officer of Mediacom Capital

     Mark E. Stephan....................     46     Senior Vice President, Chief Financial
                                                    Officer and Treasurer of Mediacom LLC and
                                                    MCC, Director of MCC and Treasurer and
                                                    Secretary of Mediacom Capital

     James M. Carey.....................     51     Senior Vice President, Operations of MCC

     John G. Pascarelli.................     41     Senior Vice President, Marketing and
                                                    Consumer Services of MCC

     Joseph Van Loan....................     61     Senior Vice President, Technology of MCC

     Italia Commisso Weinand............     49     Senior Vice President, Programming and
                                                    Human Resources of MCC

     Charles J. Bartolotta..............     48     Senior Vice President, Customer Operations
                                                    of MCC

     Calvin G. Craib....................     48     Senior Vice President, Business
                                                    Development of MCC

     William I. Lees, Jr. ..............     44     Senior Vice President, Corporate
                                                    Controller of MCC

     Joseph E. Young....................     54     Senior Vice President, General Counsel and
                                                    Secretary of MCC

     Craig S. Mitchell..................     44     Director of MCC

     William S. Morris III..............     68     Director of MCC

     Thomas V. Reifenheiser.............     67     Director of MCC

     Natale S. Ricciardi................     54     Director of MCC

     Robert L. Winikoff.................     56     Director of MCC

     Rocco B. Commisso has 25 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association, Cable Television Laboratories, Inc. and C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 16 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     James M. Carey has 21 years of experience in the cable television industry. Before joining our manager in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association and the Cable Television Association of Georgia.

     John G. Pascarelli has 22 years of experience in the cable television industry. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Joseph Van Loan has 30 years of experience in the cable television industry. Before joining our manager in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

     Italia Commisso Weinand has 26 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 20 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 21 years of experience in the cable television industry. Before joining our manager in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

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

     Joseph E. Young has 18 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President and General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Vice President of Finance and Treasurer and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Mediacom Capital is a wholly-owned subsidiary of Mediacom LLC. MCC is the sole member of Mediacom LLC. The address of MCC is 100 Crystal Run Road, Middletown, New York 10941.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of our gross operating revenues. For the year ended December 31, 2002, MCC received $7.9 million of such management fees.

OTHER RELATIONSHIPS

     J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., BNY Capital Markets, Inc. and other investment banking firms or their affiliates have in the past engaged in transactions with and performed services for us and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services. Furthermore, these companies or their affiliates may perform similar services for us and our affiliates in the future. Affiliates of certain of these companies are agents and lenders under our bank credit facilities. The Bank of New York, an affiliate of BNY Capital Markets, Inc., acts as trustee for our senior notes.

     On July 17, 2001, we paid a $125.0 million cash dividend to our manager that was funded with borrowings under our bank credit facilities.

     On July 18, 2001, we made a $150.0 million preferred equity investment in Mediacom Broadband LLC that was funded with borrowings under our bank credit facilities. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the years ended December 31, 2002 and 2001, we received in aggregate $18.0 million and $8.1 million, respectively, in cash dividends on the preferred equity.

ITEM 14.    CONTROLS AND PROCEDURES

MEDIACOM LLC

     Within the 90 days prior to the filing date of this report, Mediacom LLC ("Mediacom") carried out an evaluation, under the supervision and with the participation of Mediacom's management, including Mediacom's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom's disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom (including Mediacom's consolidated subsidiaries) required to be included in Mediacom's periodic SEC filings.

     There have been no significant changes in Mediacom's internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom carried out its evaluation.

MEDIACOM CAPITAL CORPORATION

     Within the 90 days prior to the filing date of this report, Mediacom Capital Corporation ("Mediacom Capital") carried out an evaluation, under the supervision and with the participation of Mediacom Capital's management, including Mediacom Capital's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Capital's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Capital's disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Capital required to be included in Mediacom Capital's periodic SEC filings.

     There have been no significant changes in Mediacom Capital's internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Capital carried out its evaluation.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(B)  EXHIBITS

        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

    EXHIBIT
     NUMBER                       EXHIBIT DESCRIPTION
    ---------   ----------------------------------------------------------------
      2.1       Asset Purchase Agreement, dated April 29, 1999 between Mediacom
                LLC and Triax Midwest Associates, L.P./(1)/

      2.2 Stock Purchase Agreement, dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra /(2)/

      4.1 Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation /(3)/

      4.2 Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation /(4)/

      4.3 Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation /(5)/

      10.1(a) Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility /(6)/

      10.1(b) Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. /(5)/

      10.1(c) Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. /(5)/

      10.1(d) Amendment No. 3 dated September 12, 2002 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and JPMorgan Chase Bank, as administrative agent for the lenders. /(7)/

      10.2(a) Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility /(6)/

      10.2(b) Amendment No. 2 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. /(5)/

      10.2(c) Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. /(5)/

      10.2(d) Amendment No. 3 dated September 12, 2002 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and JPMorgan Chase Bank, as administrative agent for the lenders. /(7)/

      10.3 Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. /(6)/

      10.4      Fifth Amended and Restated Operating Agreement of Mediacom LLC
                /(8)/

      21.1      Subsidiaries of Mediacom LLC /(5)/

      23.1      Consent of PricewaterhouseCoopers LLP

      23.2      Consent of Arthur Andersen LLP /(9)/

(C)  FINANCIAL STATEMENT SCHEDULE

     None.

(D)  REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the three months ended December 31, 2002:

     DATE OF REPORT       DATE REPORT FILED WITH SEC         ITEM REPORTED
    -----------------     --------------------------    ------------------------
    November 13, 2002         November 13, 2002         Item 9 - Regulation FD Disclosure

--------------------

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

/(7)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

/(8)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom LLC and incorporated herein by reference.

/(9)/ The consolidated financial statements of Mediacom LLC and Mediacom Capital
      Corporation (the "Registrants") as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrants' Registration on Form S-3/A (File Nos. 333-82124-01 and 333-82124-04), have been audited Statement by Arthur Andersen LLP, independent public accountants ("AA"). However, after reasonable efforts, the Registrants have been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statement. Therefore, the Registrants have dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933. As a result, you may not be able to recover damages from AA under the Securities Act of 1933, for any untrue statements of material fact or
      Section 11 of any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrants which are incorporated in the Registration Statement by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MEDIACOM LLC

March 31, 2003                                      BY:  /s/ Rocco B. Commisso
                                                        ------------------------
                                                         Rocco B. Commisso
                                                         Manager, Chairman and
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                       Title                                Date
---------------------------------       --------------------------------------------       --------------
      /s/ Rocco B. Commisso             Manager, Chairman and                              March 31, 2003
---------------------------------       Chief Executive Officer (principal
        Rocco B. Commisso                 executive officer)

       /s/ Mark E. Stephan              Senior Vice President,                             March 31, 2003
---------------------------------       Chief Financial Officer and Treasurer
         Mark E. Stephan                  (principal financial officer and principal
                                        accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MEDIACOM CAPITAL CORPORATION

March 29, 2003                                By:  /s/ Rocco B. Commisso
                                                  ------------------------------
                                                  Rocco B. Commisso
                                                   President, Chief Executive
                                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                    Title                                  Date
---------------------------------       --------------------------------------------       --------------
     /s/ Rocco B. Commisso              President, Chief Executive Officer                 March 31, 2003
---------------------------------         and Director (principal executive officer)
       Rocco B. Commisso

      /s/ Mark E. Stephan               Treasurer and Secretary                            March 31, 2003
---------------------------------        (principal financial officer
        Mark E. Stephan                  and principal accounting officer)

                                 CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)  I have reviewed this annual report on Form 10-K of Mediacom LLC;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                    BY:   /s/ Rocco B. Commisso
                                                        ------------------------
                                                        Rocco B. Commisso
                                                         Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Capital Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                    BY:   /s/ Rocco B. Commisso
                                                        ------------------------
                                                        Rocco B. Commisso
                                                         Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)  I have reviewed this annual report on Form 10-K of Mediacom LLC;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                    BY:   /s/ Mark E. Stephan
                                                        ------------------------
                                                        Mark E. Stephan
                                                         Chief Financial Officer

I, Mark E. Stephan, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Capital Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                BY:   /s/ Mark E. Stephan
                                                    ------------------------
                                                    Mark E. Stephan
                                                     Principal Financial Officer