Form 10-Q
period 2003-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2003-05-15
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     Indicate the number of shares outstanding of the Registrants’ common stock:  Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2003

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Quarterly Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.          FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$10,491	$20,890
Investments	4,277	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,042 and $1,106, respectively	21,992	20,709
Prepaid expenses and other assets	20,737	15,256
Preferred investment in affiliated company	150,000	150,000
Investment in cable television systems:
Inventory, net	10,133	13,512
Property, plant and equipment, net of accumulated depreciation of $542,043 and $498,514, respectively	719,491	734,762
Intangible assets, net of accumulated amortization of $228,613 and $224,669, respectively	581,346	585,144

Total investment in cable television systems	1,310,970	1,333,418
Other assets, net of accumulated amortization of $13,838 and $13,044, respectively	22,318	22,897

Total assets	$1,540,785	$1,567,240

LIABILITIES AND MEMBER’S (DEFICIT) EQUITY
LIABILITIES
Debt	$1,551,500	$1,548,500
Accounts payable and accrued expenses	83,393	89,643
Deferred revenue	16,093	14,890

Total liabilities	1,650,986	1,653,033

MEMBER’S (DEFICIT) EQUITY
Capital contributions	548,521	548,521
Accumulated deficit	(658,722)	(634,314)

Total member’s (deficit) equity	(110,201)	(85,793)

Total liabilities and member’s (deficit) equity	$1,540,785	$1,567,240

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$109,110	$97,190
Costs and expenses:
Service costs	40,842	37,122
Selling, general and administrative expenses	19,218	16,998
Management fee expense	1,663	1,450
Depreciation and amortization	49,651	44,669
Non-cash stock charges relating to management fee expense	—	958

Operating loss	(2,264)	(4,007)
Interest expense, net	26,153	25,489
Gain on derivative instruments, net	(542)	(2,226)
Investment income from affiliate	(4,500)	(4,500)
Other expenses	1,033	1,404

Net loss	$(24,408)	$(24,174)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(24,408)	$(24,174)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	49,651	44,669
Gain on derivative instruments, net	(542)	(2,226)
Vesting of management stock	—	958
Amortization of deferred financing costs	794	806
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,283)	(1,433)
Prepaid expenses and other assets	(5,481)	41,837
Accounts payable and accrued expenses	(5,915)	(87,832)
Deferred revenue	1,203	3,219

Net cash flows provided by (used in) operating activities	14,019	(24,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(27,055)	(36,764)
Acquisitions of cable television systems	—	(6,548)
Other investing activities	(148)	(20)

Net cash flows used in investing activities	(27,203)	(43,332)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	95,250	139,000
Repayment of debt	(92,250)	(73,000)
Financing costs	(215)	(9)

Net cash flows provided by financing activities	2,785	65,991

Net decrease in cash and cash equivalents	(10,399)	(1,517)
CASH AND CASH EQUIVALENTS, beginning of period	20,890	7,378

CASH AND CASH EQUIVALENTS, end of period	$10,491	$5,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,155	$36,486

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Organization

     Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States.  Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers.  As of March 31, 2003, the Company was operating cable systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

(2)  Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements as of March 31, 2003 and 2002 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-57285-01 and 333-57285).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

(3)  Debt

     As of March 31, 2003 and December 31, 2002, debt consisted of:

	March 31, 2003	December 31, 2002

	(dollars in thousands)
Bank credit facilities	$726,500	$723,500
8½% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9½% senior notes	500,000	500,000

	$1,551,500	$1,548,500

     The average interest rate on debt outstanding under the bank credit facilities was 2.8% for the three months ended March 31, 2003, before giving effect to the interest rate exchange agreements discussed below.  As of March 31, 2003, the Company had unused credit commitments of approximately $332.1 million under its bank credit facilities, of which about $265.3 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all covenants under it debt arrangements as of March 31, 2003.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility.  As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $440.0 million is fixed at a weighted average rate of approximately 4.2%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2006, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At March 31, 2003, the Company would have paid approximately $8.4 million if these agreements were terminated, inclusive of accrued interest.

(4)  Investments

     In July 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, that was funded with borrowings under the Company’s bank credit facilities.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  During the three months ended March 31, 2003, the Company received in aggregate $4.5 million in cash dividends on the preferred equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and with the Company’s annual report on
Form 10-K for the year ended December 31, 2002.

Organization

     Mediacom LLC (“Mediacom”) was organized as a New York limited liability company in July 1995 and serves as a holding company for its operating subsidiaries.  Mediacom Capital Corporation, Mediacom’s wholly-owned subsidiary, was organized as a New York corporation in March 1998 for the sole purpose of acting as a co-issuer with Mediacom of public debt securities and does not conduct operations of its own.  Mediacom Communications Corporation (“MCC”) was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000.  Immediately prior to the completion of MCC’s initial public offering, MCC issued shares of its common stock in exchange for all of Mediacom’s outstanding membership interests and became Mediacom’s sole member and manager.  See Note 1 of the Company’s consolidated financial statements.

General

     Approximately 89.3% of the Company’s revenues for the three months ended March 31, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues.  Data revenues from high-speed Internet access services and advertising revenues represent 9.4% and 1.3% of the Company’s revenues, respectively.  Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems.  Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs.  Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services.  Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming.  However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates.  Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration.  Management fee expense reflects charges incurred under the Company’s management agreements with MCC.

     Depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, has caused the Company to report net losses.  The Company believes that such net losses are common for cable television companies.

Actual Results of Operations

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Selected Operating Data.  The table below provides selected operating data for the Company’s cable systems.

	March 31, 2003	March 31, 2002

Basic subscribers	750,000	762,000
Digital customers	139,000	97,000
Data customers	92,000	45,000

     Revenues.  Revenues increased by 12.3% to $109.1 million for the three months ended March 31, 2003, as compared to $97.2 million for the three months ended March 31, 2002.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$97.4	89.3%	$92.1	94.8%
Data	10.3	9.4	4.1	4.2
Advertising	1.4	1.3	1.0	1.0

	$109.1	100.0%	$97.2	100.0%

     Video revenues increased by 5.8% to $97.4 million for the three months ended March 31, 2003, as compared to $92.1 million for the three months ended March 31, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and analog premium service units.

     Data revenues increased by 153.7% to $10.3 million for the three months ended March 31, 2003, as compared to $4.1 million for the three months ended March 31, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

     Advertising revenues increased by 39.3% to $1.4 million for the three months ended March 31, 2003, as compared to $1.0 million for the three months ended March 31, 2002.  Advertising revenues increased primarily due to a general improvement in local and national advertising markets and new markets managed by the Company’s advertising sales business.

     Service costs.  Service costs increased 10.0% to $40.8 million for the three months ended March 31, 2003, as compared to $37.1 million for the three months ended March 31, 2002.  Service costs for the three months ended March 31, 2002 include $1.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service.  Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming.  The increase in programming expenses was partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 37.4% for the three months ended March 31, 2003, as compared with 38.2% for the three months ended March 31, 2002.

     Selling, general and administrative expenses.  Selling, general and administrative expenses increased 13.1% to $19.2 million for the three months ended March 31, 2003, as compared to $17.0 million for the three months ended March 31, 2002.  Selling, general and administrative expenses increased primarily as a result of higher bad debt expense, taxes and fees, marketing expenses related to the Company’s digital and high-speed Internet services and advertising expenses related to the Company’s new markets.  As a percentage of revenues, selling, general and administrative expenses were 17.6% for the three months ended March 31, 2003 as compared with 17.5% for the three months ended March 31, 2002.

     Management fee expense.  The Company’s management fee expense increased 14.7% to $1.7 million for the three months ended March 31, 2003, as compared to $1.5 million for the three months ended March 31, 2002.  This increase reflects greater overhead costs charged by MCC.  As a percentage of revenues, management fee expense was 1.5% for the three months ended March 31, 2003 and March 31, 2002.

     Depreciation and amortization.  Depreciation and amortization increased 11.2% to $49.7 million for the three months ended March 31, 2003, as compared to $44.7 million for the three months ended March 31, 2002.  The increase is due to the Company’s ongoing investments in its cable systems.

     Non-cash stock charges relating to management fee expense.  Non-cash stock charges relating to management fee expense were $1.0 million for the three months ended March 31, 2002.  This charge represented vesting in equity interests granted to certain members of MCC’s management team.

     Interest expense, net.  Interest expense, net, increased 2.7% to $26.2 million for the three months ended March 31, 2003 as compared to $25.5 million for the three months ended March 31, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $170.0 million as of March 31, 2002 to $440.0 million as of March 31, 2003.  The Company pays fixed interest rates under its interest rate exchange agreements.

     Gain on derivative instruments, net.  Gain on derivative instruments, net, was $0.5 million for the three months ended March 31, 2003, as compared to $2.2 million for the three months ended March 31, 2002.  The reduction in this gain was primarily due to higher notional amounts of interest rate exchange agreements outstanding during the three months ended March 31, 2003 and a decline in market interest rates.

     Investment income from affiliate.  Investment income from affiliate was $4.5 million for the three months ended March 31, 2003, and for the three months ended March 31, 2002.  This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC.  See “Liquidity and Capital Resources”-“Investing Activities.”

     Other expenses.  Other expenses were $1.0 million for the three months ended March 31, 2003, as compared to $1.4 million for the three months ended March 31, 2002.  These charges represent fees on unused credit commitments and amortization of deferred financing costs.

     Net loss.  Due to the factors described above, the Company generated a net loss of $24.4 million for the three months ended March 31, 2003 as compared to a net loss of $24.2 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     The Company’s business requires capital for the upgrade, expansion and maintenance of its cable network and for the introduction of new advanced broadband services.  In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

  Operating Activities

     Net cash flows provided by operating activities were $14.0 million for the three months ended March 31, 2003 as compared to net cash flows used in operations of $24.2 million for the corresponding period in 2002.  The increase in net cash flows was primarily attributable to less cash used for accounts payable and accrued expenses for the three months ended March 31, 2003.

  Investing Activities

     Net cash flows used in investing activities were $27.2 million and $43.3 million for the three months ended March 31, 2003 and 2002, respectively.  The change in net cash flows resulted from a reduction in capital expenditures for the three months ended March 31, 2003.

     The Company’s capital expenditures were $27.1 million for the three months ended March 31, 2003.  As of March 31, 2003, as a result of the Company’s cumulative capital investment in its network upgrade program, approximately 97% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 94% of the Company’s homes passed were activated with two-way communications capability.  As of March 31, 2003, the Company’s digital cable service was available to approximately 95% of its basic subscribers, and the Company’s data service was marketed to about 89% of its homes passed by the Company’s cable systems.

     The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 99% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability.  To achieve these targets and to fund other requirements, including the costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $165.0 million and $175.0 million in capital expenditures in 2003.

     In July 2001, the Company made a $150.0 million preferred equity investment in Mediacom Broadband LLC, that was funded with borrowings under the Company’s bank credit facilities.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  For the three months ended March 31, 2003, the Company received a $4.5 million cash dividend on the preferred equity.

  Financing Activities

     Net cash flows provided by financing activities were $2.8 million and $66.0 million for the three months ended March 31, 2003 and 2002, respectively.  The net change in cash flows resulted from lower borrowing requirements for the three months ended March 31, 2003.

     The Company has two bank credit facilities, each in the amount of $550.0 million.  These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $440.0 million of floating rate debt.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements.  However, the Company does not anticipate their nonperformance.   As of the date of this report, about 77% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of March 31, 2003, the Company’s total debt was approximately $1.55 billion, it had unused credit commitments of about $332.1million under its bank credit facilities and its annualized cost of debt capital was approximately 6.9%.  On such date, approximately $265.3 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.   As of March 31, 2003, the Company was in compliance with all covenants under its debt arrangements.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements.  The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its long-term business plan, service the Company’s debt obligations and complete any future acquisitions.  However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Critical Accounting Policies

     The foregoing discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Periodically the Company evaluates its estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals.  The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable.  Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following represent the most significant and subjective estimates used in the preparation of its consolidated financial statements.

  Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment.  Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets.  The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

  Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.   There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at March 31, 2003.

  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets.  There have been no events since then that would require an analysis to be completed prior to September 30, 2003.

Inflation and Changing Prices

     The Company’s systems’ costs and expenses are subject to inflation and price fluctuations.  Such changes in costs and expenses can generally be passed through to subscribers.  Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so.  The Company believes that under the Federal Communications Commission’s existing cable rate regulations, the Company may increase rates for cable television services to more than cover any increases in programming.  However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt.  As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $440.0 million is fixed at a weighted average rate of approximately 4.2%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.  At March 31, 2003, the Company would have paid approximately $8.4 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and fair value of the Company’s debt (dollars in thousands).  See Note 3 to the Company’s consolidated financial statements.

	Senior Notes	Bank Credit Facilities	Total

Expected Maturity:
2003	$—	$2,000	$2,000
2004	—	2,000	2,000
2005	—	24,500	24,500
2006	—	169,750	169,750
2007	—	182,000	182,000
Thereafter	825,000	346,250	1,171,250

Total	$825,000	$726,500	$1,551,500

Fair Value	$832,000	$726,500	$1,558,500

Weighted Average Interest Rate	9.0%	2.8%	6.1%

ITEM 4.          CONTROLS AND PROCEDURES

Mediacom LLC

     Within the 90 days prior to the date of this report, Mediacom LLC (“Mediacom”) carried out an evaluation, under the supervision and with the participation of Mediacom’s management, including Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom (including Mediacom’s consolidated subsidiaries) required to be included in Mediacom’s periodic SEC filings.

     There have been no significant changes in Mediacom’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom carried out its evaluation.

Mediacom Capital Corporation

     Within the 90 days prior to the date of this report, Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, under the supervision and with the participation of Mediacom Capital’s management, including Mediacom Capital’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Capital’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Capital required to be included in Mediacom Capital’s periodic SEC filings.

     There have been no significant changes in Mediacom Capital’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Capital carried out its evaluation.

PART II

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure, dated March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

May 15, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 15, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom LLC;

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

May 15, 2003	By:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Capital Corporation;

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

May 15, 2003	By:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom LLC;

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

May 15, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Chief Financial Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Capital Corporation;

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

May 15, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Principal Financial Officer