Form 10-Q/A
period 2002-05-20
MEDIACOM LLC
filed 2003-05-20
CIK 1064116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Mediacom LLC and Mediacom Capital Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed on May 15, 2003, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following section on the Form 10-Q:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The third paragraph under Liquidity and Capital Resources – Investing Activities reflects a typographical correction to the 2003 capital expenditure guidance to between $120.0 million and $130.0 million.

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

Service costs. Service costs increased 10.0% to $40.8 million for the three months ended March 31, 2003, as compared to $37.1million for the three months ended March 31, 2002. Service costs for the three months ended March 31, 2002 include $1.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming. The increase in programming expenses was partially offset by lower programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 37.4% for the three months ended March 31, 2003, as compared with 38.2% for the three months ended March 31, 2002.

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

Investment income from affiliate. Investment income from affiliate was $4.5 million for the three months ended March 31, 2003, and for the three months ended March 31, 2002. This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC. See “Liquidity and Capital Resources”-”Investing Activities.”

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

The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 99% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $120.0 million and $130.0 million in capital expenditures in 2003.

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

As of March 31, 2003, the Company’s total debt was approximately $1.55 billion, it had unused credit commitments of about $332.1 million under its bank credit facilities and its annualized cost of debt capital was approximately 6.9%. On such date, approximately $265.3 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of March 31, 2003, the Company was in compliance with all covenants under its debt arrangements.

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

MEDIACOM LLC

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Treasurer and Secretary (Principal Fiancial Officer)

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; .

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Capital Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Chief Financial Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Capital Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Principal Financial Officer