Form 10-Q
period 2003-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2003-08-13
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Numbers:	333-82124-01
333-82124-04

Mediacom LLC Mediacom Capital Corporation*
(Exact names of Registrants as specified in their charters)

New York	06-1433421
New York	06-1513997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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
FOR THE PERIOD ENDED JUNE 30, 2003

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

PART I

ITEM 1.          FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,228	$20,890
Investments	2,983	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,275 and $1,106, respectively	24,642	20,709
Prepaid expenses and other assets	21,037	15,256

Total current assets	73,890	60,925
Preferred investment in affiliated company	150,000	150,000
Investment in cable television systems:
Inventory, net	11,044	13,512
Property, plant and equipment, net of accumulated depreciation of $585,943 and $498,514, respectively	705,994	734,762
Intangible assets, net of accumulated amortization of $231,531 and $224,669, respectively	578,469	585,144

Total investment in cable television systems	1,295,507	1,333,418
Other assets, net of accumulated amortization of $14,671 and $13,044, respectively	21,250	22,897

Total assets	$1,540,647	$1,567,240

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,299	$80,520
Deferred revenue	16,059	14,890
Current portion of long-term debt	2,819	2,211

Total current liabilities	114,177	97,621
Long-term debt, less current portion	1,542,754	1,546,500
Other non-current liabilities	15,472	8,912

Total liabilities	1,672,403	1,653,033
MEMBER’S DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(680,277)	(634,314)

Total member’s deficit	(131,756)	(85,793)

Total liabilities and member’s deficit	$1,540,647	$1,567,240

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended June 30,

	2003	2002

Revenues	$113,592	$102,528
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $48,069 and $52,412, respectively, shown separately below)	41,764	37,688
Selling, general and administrative expenses	19,358	16,822
Management fee expense	1,759	1,933
Depreciation and amortization	48,069	52,412

Operating income (loss)	2,642	(6,327)
Interest expense, net	25,448	25,590
Loss on derivative instruments, net	2,855	131
Investment income from affiliate	(4,500)	(4,500)
Other expenses	394	1,176

Net loss	$(21,555)	$(28,724)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Revenues	$222,702	$199,718
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $97,720 and $97,081, respectively, shown separately below)	82,606	74,810
Selling, general and administrative expenses	38,576	33,820
Management fee expense	3,422	4,341
Depreciation and amortization	97,720	97,081

Operating income (loss)	378	(10,334)
Interest expense, net	51,601	51,079
Loss (gain) on derivative instruments, net	2,313	(2,095)
Investment income from affiliate	(9,000)	(9,000)
Other expenses	1,427	2,580

Net loss	$(45,963)	$(52,898)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(45,963)	$(52,898)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	97,720	97,081
Loss (gain) on derivative instruments, net	2,313	(2,095)
Vesting of management stock	—	1,463
Gain on sale of investment	(675)	—
Amortization of deferred financing costs	1,627	1,556
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(3,933)	(3,052)
Prepaid expenses and other assets	(5,781)	1,740
Accounts payable and accrued expenses	19,026	(39,373)
Deferred revenue	1,169	2,583

Net cash flows provided by operating activities	65,503	7,005

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(56,418)	(78,425)
Acquisitions of cable television systems	—	(6,548)
Proceeds from sale of investments	1,762	—
Other investing activities	(187)	(29)

Net cash flows used in investing activities	(54,843)	(85,002)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	104,750	164,000
Repayment of debt	(111,092)	(84,000)
Financing costs	20	(29)

Net cash flows (used in) provided by financing activities	(6,322)	79,971

Net increase in cash and cash equivalents	4,338	1,974
CASH AND CASH EQUIVALENTS, beginning of period	20,890	7,378

CASH AND CASH EQUIVALENTS, end of period	$25,228	$9,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$53,038	$53,963

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$3,204	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Organization

        Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States.  Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers.  As of June 30, 2003, the Company was operating cable systems in 22 states, principally Alabama, California, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

(2)   Statement of Accounting Presentation and Other Information

  Basis of Preparation of Consolidated Financial Statements

        The consolidated financial statements as of June 30, 2003 and 2002 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-57285-01 and 333-57285).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

  Reclassifications

        Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3)   Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)   Debt

        As of June 30, 2003 and December 31, 2002, debt consisted of:

	June 30, 2003	December 31, 2002

	(dollars in thousands)
Bank credit facilities	$717,500	$723,500
8½% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9½% senior notes	500,000	500,000
Capital lease obligations	3,073	211

	$1,545,573	$1,548,711

        The average interest rate on debt outstanding under the bank credit facilities was 2.7% for the six months ended June 30, 2003, before giving effect to the interest rate exchange agreements discussed below.  As of June 30, 2003, the Company had unused credit commitments of approximately $330.0 million under its bank credit facilities, of which about $306.4 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all covenants under it debt arrangements as of June 30, 2003.

        The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $330.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.

        The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $11.2 million if these agreements were terminated, inclusive of accrued interest.

(5)   Investments

        The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  During the six months ended June 30, 2003, the Company received in aggregate $9.0 million in cash dividends on the preferred equity.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

        The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

General

        Approximately 88.1% of the Company’s revenues for the three months ended June 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues.  Data revenues from high-speed Internet access services and advertising revenues represent 10.1% and 1.8% of the Company’s revenues, respectively.  Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

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

        Depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, have caused the Company to report net losses.  The Company believes that such net losses are common for cable television companies.

Actual Results of Operations

        Selected Operating Data.  The table below provides selected operating data for the Company’s cable systems.

	June 30, 2003	June 30, 2002

Basic subscribers	739,000	752,000
Digital customers	147,000	102,000
Data customers	101,000	56,000

  Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Revenues.  Revenues increased by 10.8% to $113.6 million for the three months ended June 30, 2003, as compared to $102.5 million for the three months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$100.1	88.1%	$95.6	93.3%
Data	11.5	10.1	5.7	5.5
Advertising	2.0	1.8	1.2	1.2

	$113.6	100.0%	$102.5	100.0%

        Video revenues increased by 4.7% to $100.1 million for the three months ended June 30, 2003, as compared to $95.6 million for the three months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers due to increased competition and a reduction in analog premium service units.

        Data revenues increased by 100.9% to $11.5 million for the three months ended June 30, 2003, as compared to $5.7 million for the three months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

        Advertising revenues increased by 61.1% to $2.0 million for the three months ended June 30, 2003, as compared to $1.2 million for the three months ended June 30, 2002.  Advertising revenues increased primarily due to an increase in the number of markets managed by the Company’s advertising sales division.

        Service costs.  Service costs increased 10.8% to $41.8 million for the three months ended June 30, 2003, as compared to $37.7 million for the three months ended June 30, 2002.   Service costs increased primarily due to higher programming expenses for existing basic services and greater operating costs directly related to customer growth in the Company’s high-speed Internet access services.  The increase in basic programming expenses was partially offset by lower programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 36.8% for the three months ended June 30, 2003 and June 30, 2002.

        Selling, general and administrative expenses.  Selling, general and administrative expenses increased 15.1% to $19.4 million for the three months ended June 30, 2003, as compared to $16.8 million for the three months ended June 30, 2002.  This was primarily a result of increases in bad debt expense, advertising expenses related to the Company’s new markets, and marketing expenses related to the Company’s digital and high-speed Internet services.  As a percentage of revenues, selling, general and administrative expenses were 17.0% for the three months ended June 30, 2003, as compared with 16.4% for the three months ended June 30, 2002.

        Management fee expense.  The Company’s management fee expense decreased 9.0% to $1.8 million for the three months ended June 30, 2003, as compared to $1.9 million for the three months ended June 30, 2002.  The decrease was due to the recognition of $0.5 million of non-cash stock charges during the three months ended June 30, 2002, offset by greater overhead costs charged by MCC.  These non-cash charges represented vesting in equity interests granted to certain members of MCC’s management team.  As a percentage of revenues, management fee expense was 1.5% for the three months ended June 30, 2003, as compared with 1.9% for the three months ended June 30, 2002.

        Depreciation and amortization.  Depreciation and amortization decreased 8.3% to $48.1 million for the three months ended June 30, 2003, as compared to $52.4 million for the three months ended June 30, 2002.  The decrease is due to a reduction in amortization expense related to fully amortized intangible assets.

        Interest expense, net.  Interest expense, net, decreased 0.6% to $25.4 million for the three months ended June 30, 2003, as compared to $25.6 million for the three months ended June 30, 2002.  This was primarily due to lower market interest rates during the three months ended June 30, 2003, and the expiration of certain interest rate exchange agreements with high fixed interest rates, offset in part by higher average indebtedness and an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $170.0 million as of June 30, 2002 to $330.0 million as of June 30, 2003.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

        Loss (gain) on derivative instruments, net.  Loss on derivative instruments, net, was $2.9 million for the three months ended June 30, 2003, as compared to $0.1 million for the three months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

        Investment income from affiliate.  Investment income from affiliate was $4.5 million for the three months ended June 30, 2003 and June 30, 2002.  This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC.  See “Liquidity and Capital Resources”-“Investing Activities.”

        Other expenses.  Other expenses were $0.4 million for the three months ended June 30, 2003, as compared to $1.2 million for the three months ended June 30, 2002.  Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments.  Other expenses for the three months ended June 30, 2003 were offset by a gain on sale of investments amounting to $0.7 million.

        Net loss.  Due to the factors described above, the Company generated a net loss of $21.6 million for the three months ended June 30, 2003, as compared to a net loss of $28.7 million for the three months ended June 30, 2002.

  Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Revenues.  Revenues increased by 11.5% to $222.7 million for the six months ended June 30, 2003, as compared to $199.7 million for the six months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Six months Ended June 30,

	2003		2002

	Amount	%of Revenues	Amount	% of Revenues

Video	$197.5	88.7%	$187.6	93.9%
Data	21.8	9.8	9.8	4.9
Advertising	3.4	1.5	2.3	1.2

	$222.7	100.0%	$199.7	100.0%

        Video revenues increased by 5.2% to $197.5 million for the six months ended June 30, 2003, as compared to $187.6 million for the six months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers due to increased competition and a reduction in analog premium service units.

        Data revenues increased by 122.7% to $21.8 million for the six months ended June 30, 2003, as compared to $9.8 million for the six months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

        Advertising revenues increased by 51.1% to $3.4 million for the six months ended June 30, 2003, as compared to $2.3 million for the six months ended June 30, 2002.  Advertising revenues increased primarily due to an increase in the number of markets managed by the Company’s advertising sales division.

        Service costs.  Service costs increased 10.4% to $82.6 million for the six months ended June 30, 2003, as compared to $74.8 million for the six months ended June 30, 2002.  Service costs for the six months ended June 30, 2002 include $1.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service.  Excluding these incremental costs, service costs increased primarily due to higher programming expenses for existing basic services and greater operating costs directly related to customer growth in the Company’s high-speed Internet access services.  The increase in basic programming expenses was partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 37.1% for the six months ended June 30, 2003, as compared with 37.5% for the six months ended June 30, 2002.

        Selling, general and administrative expenses.  Selling, general and administrative expenses increased 14.1% to $38.6 million for the six months ended June 30, 2003, as compared to $33.8 million for the six months ended June 30, 2002.  This was primarily a result of increases in bad debt expense, advertising expenses related to the Company’s new markets and marketing expenses related to the Company’s digital and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 17.3% for the six months ended June 30, 2003, as compared with 16.9% for the six months ended June 30, 2002.

        Management fee expense.  The Company’s management fee expense decreased 21.2% to $3.4 million for the six months ended June 30, 2003, as compared to $4.3 million for the six months ended June 30, 2002.  The decrease was due to the recognition of $1.5 million of non-cash stock charges during the six months ended June 30, 2002, offset by greater overhead costs charged by MCC.  These non-cash charges represented vesting in equity interests granted to certain members of MCC’s management team.  As a percentage of revenues, management fee expense was 1.5% for the six months ended June 30, 2003, as compared with 2.2% for the six months ended June 30, 2002.

        Depreciation and amortization.  Depreciation and amortization increased 0.7% to $97.7 million for the six months ended June 30, 2003, as compared to $97.1 million for the six months ended June 30, 2002.  The increase is due to the Company’s ongoing investments in its cable systems, offset in part by a reduction in amortization expense related to fully amortized intangible assets.

        Interest expense, net.  Interest expense, net, increased 1.0% to $51.6 million for the six months ended June 30, 2003, as compared to $51.1 million for the six months ended June 30, 2002.  This was primarily due to an increase in average indebtedness and an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $170.0 million as of June 30, 2002 to $330.0 million as of June 30, 2003, offset in part by lower market interest rates for the six months ended June 30, 2003 and the expiration of certain interest rate exchange agreements with high fixed interest rates.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

        Loss (gain) on derivative instruments, net.  Loss on derivative instruments, net, was $2.3 million for the six months ended June 30, 2003, as compared to a gain of $2.1 million for the six months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

        Investment income from affiliate.  Investment income from affiliate was $9.0 million for the six months ended June 30, 2003 and June 30, 2002.  This amount represents the investment income on the Company’s $150.0 million preferred equity investment in Mediacom Broadband LLC.  See “Liquidity and Capital Resources”-“Investing Activities.”

        Other expenses.  Other expenses were $1.4 million for the six months ended June 30, 2003, as compared to $2.6 million for the six months ended June 30, 2002.  Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments.  Other expenses for the six months ended June 30, 2003 were offset by a gain on sale of investment amounting to $0.7 million.

        Net loss.  Due to the factors described above, the Company generated a net loss of $46.0 million for the six months ended June 30, 2003, as compared to a net loss of $52.9 million for the six months ended June 30, 2002.

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

  Operating Activities

        Net cash flows provided by operating activities were $65.5 million for the six months ended June 30, 2003, as compared to $7.0 million for the corresponding period in 2002.  The increase in net cash flows was primarily attributable to the $19.0 million increase in accounts payable and accrued expenses for the six months ended June 30, 2003, as compared to the $39.4 million decline for the corresponding period in 2002.

  Investing Activities

        Net cash flows used in investing activities were $54.8 million and $85.0 million for the six months ended June 30, 2003 and 2002, respectively.  The change in net cash flows resulted primarily from a reduction in capital expenditures for the six months ended June 30, 2003.

        The Company’s capital expenditures were $59.6 million for the six months ended June 30, 2003, inclusive of $3.2 million of vehicles purchased and financed under capital leases.  As of June 30, 2003, as a result of the Company’s cumulative capital investment in its network upgrade program, approximately 98% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 96% of the Company’s homes passed were activated with two-way communications capability.  As of June 30, 2003, the Company’s digital cable service was available to approximately 97% of its basic subscribers, and the Company’s data service was marketed to about 95% of the homes passed by its cable systems.

        The Company has virtually completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement.  Due to efficiencies associated with the Company’s network upgraded program and overall capital plan, the Company now expects to invest approximately $105.0 million to $110.0 million in capital expenditures in 2003, which represents a reduction from previous guidance of a range of $120.0 million to $130.0 million.

        The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, that was funded with borrowings under the Company’s bank credit facilities.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash.  For the six months ended June 30, 2003, the Company received in aggregate $9.0 million cash dividend on the preferred equity.

  Financing Activities

        Net cash flows used in financing activities were $6.3 million and net cash flows provided by financing activities were $80.0 million for the six months ended June 30, 2003 and 2002, respectively.  The net change in cash flows resulted from lower borrowing requirements for the six months ended June 30, 2003.

        The Company has two bank credit facilities, each in the amount of $550.0 million.  These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8½% senior notes due April 2008 prior to June 30, 2007.

        The Company has entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $330.0 million of floating rate debt.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements.  However, the Company does not anticipate their nonperformance.   As of the filing date of this report, about 75% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

        As of June 30, 2003, the Company’s total debt was approximately $1.55 billion, it had unused credit commitments of about $330.0 million under its bank credit facilities and its annualized cost of debt capital was approximately 6.5%.  On such date, approximately $306.4 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of June 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

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

  Impairment of Long-Lived Assets

        The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at June 30, 2003.

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

Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $330.0 million is fixed at a weighed average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $11.2 million if it terminated these agreements, inclusive of accrued interest.

        The table below provides the expected maturity and estimated fair value of the Company’s debt as of June 30, 2003 (dollars in thousands).  See Note 4 to the Company’s unaudited consolidated financial statements.

	Senior Notes	Bank Credit Facilities	Capital Lease Obligations	Total

Expected Maturity:
Less than 1 year	$—	$2,000	$819	$2,819
1 year	—	2,000	831	2,831
2 years	—	93,750	820	94,570
3 years	—	182,000	505	182,505
4 years	—	249,500	98	249,598
Thereafter	825,000	188,250	—	1,013,250

Total	$825,000	$717,500	$3,073	$1,545,573

Fair Value	$857,500	$717,500	$3,073	$1,578,073

Weighted Average Interest Rate	9.0%	2.7%	3.1%	6.1%

ITEM 4.          CONTROLS AND PROCEDURES

Mediacom LLC

        The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of the Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of June 30, 2003.  Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

        The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of the Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of June 30, 2003.  Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(b)  Reports on Form 8-K

        During the quarter ended June 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

        Current reports on Form 8-K, dated May 15, 2003 and May 20, 2003, were furnished on May 15, 2003 and May 20, 2003, respectively.  The item reported was:

•	Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 13, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 13, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)