Form 10-Q
period 2004-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2004-05-13
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Numbers:	333-57285-01
333-57285

Mediacom LLC
Mediacom Capital Corporation*

(Exact names of Registrants as specified in their charters)

New York New York (State or other jurisdiction of incorporation or organization)	06-1433421 06-1513997 (I.R.S. Employer Identification Numbers)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X            No

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes            No X

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,962	$13,417
Investments	1,987	2,288
Subscriber accounts receivable, net of allowance for doubtful accounts of $882 and $1,069, respectively	26,333	24,012
Prepaid expenses and other assets	20,189	26,733

Total current assets	54,471	66,450
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $661,409 and $637,254, respectively	710,812	708,159
Intangible assets, net of accumulated amortization of $238,149 and $235,979, respectively	571,241	570,953

Total investment in cable television systems	1,282,053	1,279,112
Other assets, net of accumulated amortization of $16,669 and $15,835, respectively	18,970	19,804

Total assets	$1,505,494	$1,515,366

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,385	$93,831
Deferred revenue	18,647	16,432
Current portion of long-term debt	2,863	2,799

Total current liabilities	102,895	113,062
Long-term debt, less current portion	1,510,471	1,521,525
Other non-current liabilities	21,154	9,062

Total liabilities	1,634,520	1,643,649
MEMBER’S DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(677,547)	(676,804)

Total member’s deficit	(129,026)	(128,283)

Total liabilities and member’s deficit	$1,505,494	$1,515,366

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$118,777	$109,110
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $26,326 and $49,651, respectively, shown separately below)	46,335	40,842
Selling, general and administrative expenses	20,773	19,218
Management fee expense	2,205	1,663
Depreciation and amortization	26,326	49,651

Operating income (loss)	23,138	(2,264)
Interest expense, net	(23,938)	(26,153)
(Loss) gain on derivative instruments, net	(3,392)	542
Investment income from affiliate	4,500	4,500
Other expense	(1,051)	(1,033)

Net loss	$(743)	$(24,408)

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(743)	$(24,408)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	26,326	49,651
(Loss) gain on derivative instruments, net	3,392	(542)
Amortization of deferred financing costs	834	794
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(2,321)	(1,283)
Prepaid expenses and other assets	6,544	(5,481)
Accounts payable and accrued expenses	(12,446)	(5,887)
Deferred revenue	2,215	1,203
Other non current liabilities	4,258	(28)

Net cash flows provided by operating activities	28,059	14,019

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(21,082)	(27,055)
Acquisition of cable television systems	(3,433)	—
Other investing activities	(9)	(148)

Net cash flows used in investing activities	(24,524)	(27,203)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	26,043	95,250
Repayment of debt	(37,033)	(92,250)
Financing costs	—	(215)

Net cash flows (used in) provided by financing activities	(10,990)	2,785

Net decrease in cash and cash equivalents	(7,455)	(10,399)
CASH AND CASH EQUIVALENTS, beginning of period	13,417	20,890

CASH AND CASH EQUIVALENTS, end of period	$5,962	$10,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$34,137	$37,651

The accompanying notes to unaudited consolidated financial statements
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

     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, co-issued, jointly and severally with Mediacom, public debt securities. Mediacom Capital has no assets (other than a $100 receivable from affiliate), operations, revenues or cash flows. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom has prepared these unaudited consolidated financial statements as of March 31, 2004 and 2003. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding decrease in net loss of approximately $20.8 million for the three months ended March 31, 2004.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of March 31, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Land and land improvements	$1,484	$1,470
Buildings and leasehold improvements	18,393	18,191
Cable systems, equipment and subscriber devices	1,308,933	1,283,345
Vehicles	29,713	29,266
Furniture, fixtures and office equipment	13,698	13,141

	1,372,221	1,345,413
Accumulated depreciation	(661,409)	(637,254)

Property, plant and equipment, net	$710,812	$708,159

     Depreciation expense for the three months ended March 31, 2004 and 2003 was approximately $24.2 million and $45.7 million, respectively. As of March 31, 2004 the Company had property under capitalized leases of $5.6 million, before accumulated depreciation, and $4.3 million, net of accumulated depreciation. There was no property under capital leases as of March 31, 2003.

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
March 31, 2004	Value	Amortization	Value
Franchise costs	$655,535	$102,415	$553,120
Goodwill	14,217	2,682	11,535
Subscriber lists	133,943	127,533	6,410
Covenants not to compete	5,695	5,519	176

	$809,390	$238,149	$571,241

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$653,461	$102,415	$551,046
Goodwill	13,884	2,682	11,202
Subscriber lists	133,892	125,405	8,487
Covenants not to compete	5,695	5,477	218

	$806,932	$235,979	$570,953

     Amortization expense for the quarters ended March 31, 2004 and 2003 was approximately $2.2 million and $3.9 million, respectively. The Company’s estimated aggregate amortization expense for 2004 through 2005 is $5.8 million and $0.8 million, respectively.

(5) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Accrued capital	$12,331	$12,182
Accrued interest	20,848	31,040
Accrued payroll and benefits	8,577	9,728
Accrued programming	11,729	14,144
Accrued service costs	4,737	3,137
Accrued taxes and fees	8,191	10,057
Accrued telecommunications	6,572	5,612
Other accrued expenses	4,173	3,964
Subscriber advance payments	4,227	3,967

	$81,385	$93,831

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Debt

     As of March 31, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Bank credit facilities	$685,500	$696,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	2,834	2,824

	$1,513,334	$1,524,324
Less: current portion	2,863	2,799

Total long-term debt	$1,510,471	$1,521,525

     The average interest rate on debt outstanding under the bank credit facilities was 2.5% for the three months ended March 31, 2004, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2004, the Company had unused credit commitments of approximately $303.8 million under its bank credit facilities, of which about $291.8 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2004.

     The Company uses interest rate exchange agreements with counterparties to fix the interest rate on a portion of its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. This fixed rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $7.0 million if these agreements were terminated, inclusive of accrued interest.

(7) Preferred Equity Investment in Affiliated Company

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by Mediacom Communications Corporation. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the three months ended March 31, 2004, the Company received in aggregate $4.5 million in cash dividends on the preferred equity.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Subsequent Events

     On April 5, 2004, a lawsuit was filed against the Company’s parent, Mediacom Communications Corporation, MCC Georgia LLC, a subsidiary of the Company’s sister company, Mediacom Broadband LLC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network.” Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     While the Company and its subsidiaries are not defendants in the lawsuit, in the event of an outcome materially adverse to its parent company, the Company’s own consolidated financial position, results of operation, cash flows or business could also be materially adversely affected. MCC Georgia LLC and the Company’s parent company have advised it that they intend to vigorously defend against such claims. They also have informed the Company that they are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material.

     The Company, its parent company and its subsidiaries or other affiliated companies may also be involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of March 31, 2004, our cable systems passed approximately 1.3 million homes and served approximately 722,000 basic subscribers in 22 states. Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom Broadband LLC, a wholly-owned subsidiary of our manager.

     In 2003, we completed our network upgrade program that significantly increased bandwidth and enabled interactivity. As of March 31, 2004, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 96% of our homes passed were activated with two-way communications capability. Expressed in megahertz (MHz), bandwidth represents a system’s capacity to deliver telecommunication services.

     Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and high-speed Internet access. We currently provide digital video services to approximately 148,000 subscribers, representing a penetration of approximately 20.5% of our basic subscribers. We also currently provide high speed Internet services to approximately 133,000 subscribers, representing a penetration of approximately 10.0% of our homes passed. Beginning in the fourth quarter of 2004, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. In the first quarter of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 31% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods including the first quarter of 2004. As of March 31, 2004, competitive local-into-local services in our markets covered an estimated 79% of our basic subscribers.

Actual Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2004	2003	$ Change	% Change
Revenues	$118,777	$109,110	$9,667	8.9%
Costs and expenses:
Service costs	46,335	40,842	5,493	13.4
Selling, general and administrative expenses	20,773	19,218	1,555	8.1
Management fee expense	2,205	1,663	542	32.6
Depreciation and amortization	26,326	49,651	(23,325)	(47.0)

Operating income (loss)	23,138	(2,264)	25,402	NM
Interest expense, net	(23,938)	(26,153)	2,215	(8.5)
(Loss) gain on derivative instruments, net	(3,392)	542	(3,934)	NM
Investment income	4,500	4,500	—	—
Other expense	(1,051)	(1,033)	(18)	(1.7)

Net loss	$(743)	$(24,408)	$(23,665)	97.0%

Operating income before depreciation and amortization	$49,464	$47,387	$2,077	4.4%

     Use of Operating Income Before Depreciation and Amortization

     Operating income before depreciation and amortization, or OIBDA, is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

     OIBDA should not be regarded as an alternative to operating income or net loss as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. The following table sets forth the reconciliation of OIBDA to operating income for the three months ended March 31, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended
	March 31,
	2004	2003
OIBDA	$49,464	$47,387
Depreciation and amortization	(26,326)	(49,651)

Operating income	$23,138	$(2,264)

Revenues

	Three Months Ended March 31,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$100,248	84.4%	$97,429	89.3%	$2,819	2.9%
Data	15,876	13.4	10,246	9.4	5,630	55.0
Advertising	2,653	2.2	1,435	1.3	1,218	84.9

	$118,777	100.0%	$109,110	100.0%	$9,667	8.9%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and analog premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 8.9%, largely attributable to an increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases.

     Video revenues increased 2.9% as a result of the aforementioned basic rate increases and a 6.5% increase in digital customers, from 139,000 to 148,000, partially offset by a 3.7% decline in basic subscribers from 750,000 to 722,000. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 55.0%, due primarily to an increase in data customers from 92,000 to 133,000, as well as a gain in average monthly data revenue per data subscriber from $39.69 to $41.54. We expect this customer trend in our data business to continue given anticipated demand for our high-speed data service.

     Advertising revenues increased 84.9%, primarily as a result of bringing in-house certain markets previously managed by third parties. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets with the related expenses, including in-house commissions, recorded as selling, general and administrative expenses.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel, who maintain our cable network and perform customer installation activities; high-speed Internet access costs, including costs of bandwidth connectivity, customer provisioning and technical support for our customers; and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 13.4% over the prior year. Of this increase, 42.9% was due to higher programming costs related to the expansion of our service offerings and price increases, 24.9% was due to servicing the growth in our data customers, 18.4% was due to increased employee headcount and compensation, and 8.1% was due to increased vehicle and other operating costs related to servicing our customers. The balance was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities. The increase in programming costs, however, was partially offset by a decline in basic subscribers and analog premium units. We expect programming costs on a per unit basis to continue to rise in 2004, primarily due to price increases reflecting both inflation-indexed and negotiated license fee increases. As a percentage of revenues, service costs were 39.0% for the three months ended March 31, 2004 and 37.4% for the same period of the prior year.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 8.1%. Of this increase, 37.5% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, 21.1% was due to an increase in telephone costs, 13.7% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 11.8% was due to an increase in support personnel. As a percentage of revenues, selling, general and administrative expenses were 17.5% for the three months ended March 31, 2004, as compared with 17.6% for the three months ended March 31, 2003. We expect the rate of increase in expenses relating to our advertising sales to moderate as the migration of the work in-house is completed. We expect continued growth in advanced services, which include digital cable and high-speed Internet access and, in late 2004, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 32.6% to $2.2 million for the three months ended March 31, 2004, as compared to $1.7 million for the three months ended March 31, 2003. The increase was due to greater overhead costs charged by MCC during the three month period ended March 31, 2004. As a percentage of revenues, management fee expense was 1.9% for the three months ended March 31, 2004, as compared with 1.5% for the three months ended March 31, 2003.

     Depreciation and amortization decreased 47.0% to $26.3 million for the three months ended March 31, 2004, as compared to $49.7 million for the three months ended March 31, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $20.8 million for the three months ended March 31, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. See Note 2 to our consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased 8.5% to $23.9 million for the three month period ended March 31, 2004, as compared to $26.2 million for the three months ended March 31, 2003. This was primarily due to lower market interest rates on our variable rate debt for the three months ended March 31, 2004.

     (Loss) gain on derivative instruments, net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2004 we had interest rate swaps with an aggregate principal amount of $300.0 million. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of a downward change during the quarter in market interest rates that are used to fair value our interest swaps, loss on derivative instruments, net, was $3.4 million for the three months ended March 31, 2004, as compared to a gain on derivative instruments, net of $0.5 million for the three months ended March 31, 2003.

     Other expense

     Other expense was $1.1 million for the three months ended March 31, 2004 and $1.0 for the three months ended March 31, 2003. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net loss

     Due to the factors described above, we generated a net loss of $0.7 million for the three months ended March 31, 2004, as compared to a net loss of $24.4 million for the three months ended March 31, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 4.4% to $49.5 million due to an 8.9% increase in revenues, partially offset by a 13.4% increase in service costs and 8.1% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 41.6% for the three months ended March 31, 2004, as compared to 43.4% for the year-ago period.

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

     Operating Activities

     Net cash flows provided by operating activities were $28.1 million and $14.0 million for the three months ended March 31, 2004 and 2003, respectively. The change in net operating cash flows was primarily due to a reduction in net loss, and to a lesser extent, a reduction in the use of cash for certain working capital accounts, principally prepaid expenses and other non-current liabilities for the three months ended March 31, 2004.

     Investing Activities

     Net cash flows used in investing activities were $24.5 million and $27.2 million for the three months ended March 31, 2004 and 2003, respectively. The change in net investing cash flows resulted primarily from a reduction in capital expenditures for the three month period ended March 31, 2004, due to the completion of our planned network upgrade and rebuild program.

     Our capital expenditures were $21.1 million for the three months ended March 31, 2004, as compared to $27.1 million for the three months ended March 31, 2003. We expect prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. We plan to invest approximately $105.0 million to $110.0 million in capital expenditures in 2004.

     We have a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the three months ended March 31, 2004, we received in aggregate $4.5 million of cash dividends on the preferred equity.

     Financing Activities

     For the three months ended March 31, 2004, net cash flows used in financing activities were $11.0 million, as compared to net cash flows provided by financing activities of $2.8 million for the same period of the prior year. The use of net cash flows in the first quarter of 2004 was due principally to the above-mentioned increase in net cash flows provided by operating activities and the significant reduction of capital expenditures, which allowed us to make net repayments of debt, as compared to our net borrowings in the comparable 2003 quarter, which funded capital expenditures in that period.

     We have two bank credit facilities in the aggregate amount of $995.5 million. These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through March 2007, to hedge $300.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade or better, we do not anticipate their nonperformance. As of March 31, 2004, about 74% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of March 31, 2004, our total debt was approximately $1.51 billion, we had unused credit commitments of about $303.8 million under our bank credit facilities and our annualized cost of debt capital was approximately 6.5%. On such date, approximately $291.8 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of March 31, 2004, we were in compliance with all covenants under our debt arrangements.

     As of March 31, 2004, approximately $6.2 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

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

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:

     Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalized a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed as of March 31, 2004, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations, we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate nonperformance by the other parties. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $7.0 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of the Company’s debt as of March 31, 2004 (dollars in thousands). See Note 7 to the Company’s unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
April 1, 2004 to March 31, 2005	$—	$2,000	$863	$2,863
April 1, 2005 to March 31, 2006	—	27,000	890	27,890
April 1, 2006 to March 31, 2007	—	173,250	918	174,168
April 1, 2007 to March 31, 2008	—	255,125	163	255,288
April 1, 2008 to March 31, 2009	200,000	228,125	—	428,125
Thereafter	625,000	—	—	625,000

Total	$825,000	$685,500	$2,834	$1,513,334

Fair Value	$818,188	$685,500	$2,834	$1,506,522

Weighted Average Interest Rate	9.0%	2.5%	3.1%	6.0%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 to our consolidated financial statements.

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

MEDIACOM LLC

May 13, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Executive Vice President and
Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 13, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Executive Vice President and
Chief Financial Officer