Form 10-Q/A
period 2004-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2004-05-21
CIK 1064116, 1064117

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

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

EXPLANATORY NOTE

     Mediacom LLC and Mediacom Capital Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 13, 2004, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following sections on the Form 10-Q:

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The second paragraph under Liquidity and Capital Resources – Investing Activities reflects a typographical correction to delete the last sentence.

Part II, Item 1. Legal Proceedings. The sentence reflects a typographical correction to refer to Note 8.

PART I

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

     Net loss

     Due to the factors described above, we generated a net loss of $1.7 million for the three months ended March 31, 2004, as compared to a net loss of $24.4 million for the three months ended March 31, 2003.

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

PART II

ITEM 2. LEGAL PROCEEDINGS

     See Note 8 to our consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Exhibit Description

31.l	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.l	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(b) Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

May 21, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Executive Vice President and
Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 21, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Executive Vice President and
Chief Financial Officer