Form 10-Q
period 2004-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2004-08-09
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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
FOR THE PERIOD ENDED JUNE 30, 2004

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,871	$13,417
Investments	1,987	2,288
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,204 and $1,069, respectively	26,313	24,012
Prepaid expenses and other assets	37,728	26,733

Total current assets	74,899	66,450
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $682,903 and $637,254, respectively	695,829	708,159
Intangible assets, net of accumulated amortization of $238,326 and $235,979, respectively	569,141	570,953

Total investment in cable television systems	1,264,970	1,279,112
Other assets, net of accumulated amortization of $17,492 and $15,835, respectively	18,147	19,804

Total assets	$1,508,016	$1,515,366

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$105,984	$93,831
Deferred revenue	18,356	16,432
Current portion of long-term debt	2,863	2,799

Total current liabilities	127,203	113,062
Long-term debt, less current portion	1,480,131	1,521,525
Other non-current liabilities	12,173	9,062

Total liabilities	1,619,507	1,643,649
MEMBER’S DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(660,012)	(676,804)

Total member’s deficit	(111,491)	(128,283)

Total liabilities and member’s deficit	$1,508,016	$1,515,366

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$121,137	$113,592
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $27,423 and $48,069, respectively, shown separately below)	46,294	41,764
Selling, general and administrative expenses	21,411	19,358
Management fee expense	2,235	1,759
Depreciation and amortization	27,423	48,069

Operating income	23,774	2,642
Interest expense, net	(23,861)	(25,448)
Gain (loss) on derivatives, net	8,262	(2,855)
Gain on sale of assets and investments, net	5,885	675
Investment income from affiliate	4,500	4,500
Other expense	(1,025)	(1,069)

Net income (loss)	$17,535	$(21,555)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Revenues	$239,914	$222,702
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,749 and $97,720, respectively, shown separately below)	92,629	82,606
Selling, general and administrative expenses	42,184	38,576
Management fee expense	4,440	3,422
Depreciation and amortization	53,749	97,720

Operating income	46,912	378
Interest expense, net	(47,799)	(51,601)
Gain (loss) on derivatives, net	4,870	(2,313)
Gain on sale of assets and investments, net	5,885	675
Investment income from affiliate	9,000	9,000
Other expense	(2,076)	(2,102)

Net income (loss)	$16,792	$(45,963)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$16,792	$(45,963)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	53,749	97,720
(Gain) loss on derivatives, net	(4,870)	2,313
Gain on sale of assets and investments, net	(5,885)	(675)
Amortization of deferred financing costs	1,657	1,627
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,798)	(3,933)
Prepaid expenses and other assets	(10,995)	(5,781)
Accrued liabilities	11,653	12,466
Deferred revenue	1,924	1,169
Other non-current liabilities	3,536	6,560

Net cash flows provided by operating activities	65,763	65,503

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(35,739)	(56,418)
Acquisition of cable television system	(3,372)	—
Proceeds from sale of assets and investments	10,556	1,762
Other investing activities	(424)	(187)

Net cash flows used in investing activities	(28,979)	(54,843)

CASH FLOWS USED IN FINANCING ACTIVITIES:
New borrowings	36,000	104,750
Repayment of debt	(77,330)	(111,092)
Financing costs	—	20

Net cash flows used in financing activities	(41,330)	(6,322)

Net (decrease) increase in cash and cash equivalents	(4,546)	4,338
CASH AND CASH EQUIVALENTS, beginning of period	13,417	20,890

CASH AND CASH EQUIVALENTS, end of period	$8,871	$25,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$48,417	$52,197
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$3,204

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

     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, co-issued, jointly and severally with Mediacom, public debt securities. Mediacom Capital has no operations, revenues or cash flows. The Company maintains a one-hundred dollar receivable from an affiliate and common stock on its balance sheet. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

     Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom has prepared these unaudited consolidated financial statements as of June 30, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

     Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $20.9 million and $41.6 million for the three and six months ended June 30, 2004, respectively.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 Years
Leasehold improvements	Life of respective lease
Cable systems and equipments and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the losses are presented as a component of depreciation expense.

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

     Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

     Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of June 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Land and land improvements	$1,425	$1,470
Buildings and leasehold improvements	15,538	18,191
Cable systems, equipment and subscriber devices	1,319,345	1,283,345
Vehicles	28,774	29,266
Furniture, fixtures and office equipment	13,650	13,141

	1,378,732	1,345,413
Accumulated depreciation	(682,903)	(637,254)

Property, plant and equipment, net	$695,829	$708,159

     Depreciation expense for the three and six months ended June 30, 2004 was approximately $25.3 million and $49.4 million, respectively and $45.2 million and $90.9 million for the respective periods in 2003.

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2004	Value	Amortization	Value
Franchise costs	$654,697	$102,195	$552,502
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,858	127,889	4,969
Covenants not to compete	5,695	5,560	135

	$807,467	$238,326	$569,141

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$653,461	$102,415	$551,046
Goodwill	13,884	2,682	11,202
Subscriber Lists	133,892	125,405	8,487
Covenants not to compete	5,695	5,477	218

	$806,932	$235,979	$570,953

     Amortization expense for the three and six months ended June 30, 2004 was approximately $2.1 million and $4.3 million, respectively and $2.9 million and $6.9 million for the respective periods in 2003. The Company’s future estimated aggregate amortization expense for 2004 through 2005 is $4.3 million and $0.8 million, respectively.

(5) Accrued Liabilities

     Accrued liabilities consist of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003
Accrued interest	$30,363	$31,040
Accrued payroll and benefits	7,443	9,728
Accrued programming costs	24,131	14,144
Accrued property, plant and equipment	6,953	12,182
Accrued service costs	5,167	3,137
Accrued taxes and fees	12,255	10,057
Accrued telecommunications	8,544	5,612
Other accrued expenses	6,954	3,964
Subscriber advance payments	4,174	3,967

	$105,984	$93,831

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Debt

     As of June 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Bank credit facilities	$655,376	$696,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	2,618	2,824

	$1,482,994	$1,524,324
Less: Current portion	2,863	2,799

Total long-term debt	$1,480,131	$1,521,525

     The average interest rate on debt outstanding under the bank credit facilities for the three and six months ended June 30, 2004, was 2.5%, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2004, the Company had unused credit commitments of approximately $296.5 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through June 30, 2004.

     The Company uses interest rate exchange agreements with counterparties to fix the interest rate on a portion of its floating rate debt. As of June 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. This fixed rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. The Company had a gain of $8.3 million and $4.9 million, respectively, for the three and six months ended June 30, 2004, as compared to a loss of $2.9 million and $2.3 million, respectively, for the three and six months ended June 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance. The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At June 30, 2004, based on the mark-to-market valuation, the Company would have received approximately $1.3 million if these agreements were terminated, inclusive of accrued interest.

(7) Preferred Equity Investment in Affiliated Company

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by Mediacom Communications Corporation. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the six months ended June 30, 2004, the Company received in aggregate $9.0 million in cash dividends on the preferred equity.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Sale of Assets and Investments

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the three and six months ended June 30, 2004 and $0.7 million for the three and six months ended June 30, 2003. The net gain for the three and six months ended June 30, 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.1 million.

(9) Contingency

     On April 5, 2004, a lawsuit was filed against the Company’s parent, Mediacom Communications Corporation, MCC Georgia LLC, a subsidiary of the Company’s sister company, Mediacom Broadband LLC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     While the Company and its subsidiaries are not defendants in the lawsuit, in the event of an outcome materially adverse to its parent company, the Company’s own consolidated financial position, results of operation, cash flows or business could also be materially adversely affected. MCC Georgia LLC and the Company’s parent company have advised it that they intend to vigorously defend against these claims. They also have informed the Company that they are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material.

     The Company, its parent company and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of June 30, 2004, our cable systems passed approximately 1.32 million homes and served approximately 702,000 basic subscribers in 22 states. Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom Broadband LLC, a wholly-owned subsidiary of our manager.

     In mid-2003, we completed our network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and broadband data access. We currently provide digital video services to approximately 150,000 subscribers, representing a penetration of approximately 21.4% of our basic subscribers. We also currently provide broadband data services to approximately 145,000 subscribers, representing a penetration of approximately 11.0% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first six months of June 30, 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 31% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods including the second quarter of 2004. As of June 30, 2004, competitive local-into-local services in our markets covered an estimated 86% of our basic subscribers.

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

     OIBDA should not be regarded as an alternative to either operating income or net loss as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

     The following table sets forth the reconciliation of OIBDA to operating income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OIBDA	$51,197	$50,711	$100,661	$98,098
Depreciation and amortization	(27,423)	(48,069)	(53,749)	(97,720)

Operating income	$23,774	$2,642	$46,912	$378

Actual Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth our unaudited consolidated statements of operations for the three months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$121,137	$113,592	$7,545	6.6%
Costs and expenses:
Service costs	46,294	41,764	4,530	10.8
Selling, general and administrative expenses	21,411	19,358	2,053	10.6
Management fee expense	2,235	1,759	476	27.1
Depreciation and amortization	27,423	48,069	(20,646)	(43.0)

Operating income	23,774	2,642	21,132	799.8
Interest expense, net	(23,861)	(25,448)	1,587	(6.2)
Gain (loss) on derivatives, net	8,262	(2,855)	11,117	NM
Gain on sale of assets and investments, net	5,885	675	5,210	NM
Investment income	4,500	4,500	—	—
Other expense	(1,025)	(1,069)	44	NM

Net income (loss)	$17,535	$(21,555)	$39,090	NM

Operating income before depreciation and amortization	$51,197	$50,711	$486	1.0%

     Revenues

     The following table sets forth revenue information for the three months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$100.9	83.3%	$100.1	88.1%	$0.8	0.8%
Data	16.8	13.9	11.5	10.1	5.3	46.1
Advertising	3.4	2.8	2.0	1.8	1.4	70.0

	$121.1	100.0%	$113.6	100.0%	$7.5	6.6%

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

     Revenues rose 6.6%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers in the period.

     Video revenues increased 0.8% as a result of the aforementioned basic rate increases and a 2.0% increase in digital customers, from 147,000 to 150,000, partially offset by a 5.0% decline in basic subscribers from 739,000 to 702,000. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this basic subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 46.1%, due primarily to an increase in data customers from 101,000 to 145,000, as well as a gain in average monthly data revenue per data subscriber from $39.86 to $40.32. We expect this customer trend in our data business to continue given anticipated demand for our broadband data service.

     Advertising revenues increased 70.0%, primarily as a result of bringing in-house certain markets previously managed by third parties. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We expect this trend to continue for the next two quarters relative to last year. However, we do not expect growth in advertising revenues to continue at this rate in 2005, as we have completed bringing in-house most of our larger markets.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; broadband data access costs, including costs of bandwidth connectivity, customer provisioning and technical support; and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 10.8% over the prior year. Of this increase, 39.9% was due to higher programming costs related to rate increases and the expansion of our service offerings, offset in part by a decline in basic subscribers, 23.6% was due to servicing the growth in our data customers, 12.8% was due to increased vehicle repair and gas costs, and 10.0% was due to increased employee costs. The balance was due to higher utility costs and the use of outside contractors to service our customers. As a percentage of revenues, service costs were 38.2% for the three months ended June 30, 2004 and 36.8% for the same period of the prior year.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 10.6%. Of this increase, 22.5% was due to an increase in employee costs, 19.9% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, 13.3% was due to an increase of bad debt expense resulting from increased customer churn, 11.6% was due to an increase in general office expenses, and 10.6% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities. As a percentage of revenues, selling, general and administrative expenses were 17.7% for the three months ended June 30, 2004, as compared with 17.0% for the three months ended June 30, 2003. We expect the rate of increase in expenses relating to our advertising sales to moderate as the migration of the work in-house is completed.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 27.1% to $2.2 million for the three months ended June 30, 2004, as compared to $1.8 million for the three months ended June 30, 2003. The increase was due to greater overhead costs charged by MCC during the three month period ended June 30, 2004. As a percentage of revenues, management fee expense was 1.8% for the three months ended June 30, 2004, as compared with 1.5% for the three months ended June 30, 2003.

     Depreciation and amortization decreased 43.0% to $27.4 million for the three months ended June 30, 2004, as compared to $48.1 million for the three months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $20.9 million for the three months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 2 to our unaudited consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased 6.2% to $23.9 million for the three month period ended June 30, 2004, as compared to $25.4 million for the three months ended June 30, 2003. This was primarily due to lower indebtedness and lower market interest rates on our variable rate debt for the three months ended June 30, 2004.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning, we recorded a net gain on derivatives amounting to $8.3 million for the three months ended June 30, 2004, as compared to a loss on derivatives amounting to $2.9 million for the three months ended June 30, 2003.

     Gain on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the three months ended June 30, 2004 and $0.7 million for the three months ended June 30, 2003. The net gain for the three months ended June 30, 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers.

     Other expense

     Other expense was $1.0 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net income (loss)

     Due to the factors described above, we generated net income of $17.5 million for the three months ended June 30, 2004, as compared to a net loss of $21.6 million for the three months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 1.0% to $51.2 million due to a 6.6% increase in revenues, partially offset by a 10.8% increase in service costs and a 10.6% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 42.3% for the three months ended June 30, 2004, as compared to 44.6% for the year-ago period.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth our unaudited consolidated statements of operations for the six months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$239,914	$222,702	$17,212	7.7%
Costs and expenses:
Service costs	92,629	82,606	10,023	12.1
Selling, general and administrative expenses	42,184	38,576	3,608	9.4
Management fee expense	4,440	3,422	1,018	29.7
Depreciation and amortization	53,749	97,720	(43,971)	(45.0)

Operating income	46,912	378	46,534	NM
Interest expense, net	(47,799)	(51,601)	3,802	(7.4)
Gain (loss) on derivatives, net	4,870	(2,313)	7,183	NM
Gain on sale of assets and investments, net	5,885	675	5,210	NM
Investment income	9,000	9,000	—	—
Other expense	(2,076)	(2,102)	26	NM

Net income (loss)	$16,792	$(45,963)	$62,755	NM

Operating income before depreciation and amortization	$100,661	$98,098	$2,563	2.6%

     Revenues

     The following table sets forth revenue information for the six months ended June 30, 2004 and 2003 (dollars in millions):

	Six Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$201.1	83.8%	$197.5	88.7%	$3.6	1.8%
Data	32.7	13.6	21.8	9.8	10.9	50.0
Advertising	6.1	2.6	3.4	1.5	2.7	79.4

	$239.9	100.0%	$222.7	100.0%	$17.2	7.7%

     Revenues rose 7.7%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video subscribers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers.

     Video revenues increased 1.8% as a result of the aforementioned basic rate increases and a 2.0% increase in digital customers, from 147,000 to 150,000, partially offset by a 5.0% decline in basic subscribers from 739,000 to 702,000. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this basic subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 50.0%, due primarily to an increase in data customers from 101,000 to 145,000, as well as a gain in average monthly data revenue per data subscriber from $39.90 to $40.81. We expect this customer trend in our data business to continue given anticipated demand for our broadband data service.

     Advertising revenues increased 79.4%, primarily as a result of bringing in-house certain markets previously managed by third parties. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We expect this trend to continue for the next two quarters relative to last year. However, we do not expect growth in advertising revenues to continue at this rate in 2005, as we have completed bringing in-house most of our larger markets.

     Costs and Expenses

     Service costs increased 12.1% over the prior year. Of this increase, 41.5% was due to higher programming costs related to rate increases and the expansion of our service offerings, offset in part by a decline in basic subscribers, 24.3% was due to servicing the growth in our data customers, 14.6% was due to an increase in employee costs, and 9.2% was due to increased vehicle repair and gas costs. The balance was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities and utility costs. As a percentage of revenues, service costs were 38.6% for the six months ended June 30, 2004 and 37.1% for the same period of the prior year.

     Selling, general and administrative expenses increased 9.4%. Of this increase, 27.5% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, 24.3% was due to an increase in employee costs, 13.2% was due to an increase in telephone costs, and 11.9% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities. As a percentage of revenues, selling, general and administrative expenses were 17.6% for the six months ended June 30, 2004, as compared with 17.3% for the six months ended June 30, 2003.

     We expect the rate of increase in expenses relating to our advertising sales to moderate as the migration of the work in-house is completed. We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 29.7% to $4.4 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003. The increase was due to greater overhead costs charged by MCC during the six month period ended June 30, 2004. As a percentage of revenues, management fee expense was 1.9% for the six months ended June 30, 2004, as compared with 1.5% for the six months ended June 30, 2003.

     Depreciation and amortization decreased 45.0% to $53.7 million for the six months ended June 30, 2004, as compared to $97.7 million for the six months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $41.6 million for the six months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 2 to our unaudited consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased 7.4% to $47.8 million for the six month period ended June 30, 2004, as compared to $51.6 million for the six months ended June 30, 2003. This was primarily due to lower indebtedness and lower market interest rates on our variable rate debt for the three months ended June 30, 2004.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning, we recorded a net gain on derivatives amounting to $4.9 million for the six months ended June 30, 2004, as compared to a loss on derivatives amounting to $2.3 million for the six months ended June 30, 2003.

     Gain on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the six months ended June 30, 2004 and $0.7 million for the six months ended June 30, 2003. The net gain for the six months ended June 30, 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers.

     Other expense

     Other expense was $2.1 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net income (loss)

     Due to the factors described above, we generated net income of $16.8 million for the six months ended June 30, 2004, as compared to a net loss of $46.0 million for the six months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 2.6% to $100.7 million due to a 7.7% increase in revenues, partially offset by a 12.1% increase in service costs and a 9.4% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 42.0% for the six months ended June 30, 2004, as compared to 44.0% for the year-ago period.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements and operations through a combination of internally generated funds, and amounts available under our bank credit facilities.

     Net cash flows provided by operating activities amounted to $65.8 million for the six months ended June 30, 2004, due principally to our operating income, depreciation and amortization, interest expense and changes in current assets and liabilities. Net cash flows used in investing activities for the six months ended June 30, 2004 were $29.0 million, due principally to capital expenditures of $35.7 million and the purchase of a small cable system for $3.4 million, offset by $10.6 million in proceeds principally from the sale of a cable system. We have a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the six months ended June 30, 2004, we received in aggregate $9.0 million of cash dividends on the preferred equity. Net cash flows used in financing activities were $41.3 million for the six months ended June 30, 2004, and reflects the repayment of debt.

     We have two bank credit facilities in the aggregate amount of $958.1 million. These bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through March 2007, to hedge $300.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of June 30, 2004, about 76% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of June 30, 2004, our total debt was approximately $1.48 billion, we had unused credit commitments of about $296.5 million under our bank credit facilities and our annualized cost of debt capital was approximately 6.5%. On such date, approximately $296.5 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. The Company was in compliance with all covenants under our debt arrangements for all periods through June 30, 2004.

     As of June 30, 2004, approximately $6.2 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges in the past, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

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

     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of June 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to our interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate nonperformance by the other parties. At June 30, 2004, based on the mark-to-market valuation, we would have received approximately $1.3 million if we terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of our debt as of June 30, 2004 (dollars in thousands). See Note 6 to our unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
July 1, 2004 to June 30, 2005	$—	$1,994	$870	$2,864
July 1, 2005 to June 30, 2006	—	40,241	897	41,138
July 1, 2006 to June 30, 2007	—	176,816	826	177,642
July 1, 2007 to June 30, 2008	—	248,674	25	248,699
July 1, 2008 to June 30, 2009	200,000	187,651	—	387,651
Thereafter	625,000	—	—	625,000

Total	$825,000	$655,376	$2,618	$1,482,994

Fair Value	$811,125	$655,376	$2,618	$1,469,119

Weighted Average Interest Rate	9.0%	2.5%	3.1%	6.1%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC
August 9, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 9, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer