Form 10-Q
period 2004-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2004-11-09
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Numbers: 333-57285-01
333-57285

Mediacom LLC
Mediacom Capital Corporation*

(Exact names of Registrants as specified in their charters)

New York	06-1433421
New York	06-1513997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,488	$13,417
Investments	1,987	2,288
Subscriber accounts receivable, net of allowance for doubtful accounts of $949 and $1,069, respectively	23,166	24,012
Prepaid expenses and other assets	21,788	26,733
Total current assets	54,429	66,450

Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $704,730 and $637,254, respectively	695,267	708,159
Intangible assets, net of accumulated amortization of $240,473 and $235,979, respectively	566,997	570,953

Total investment in cable television systems	1,262,264	1,279,112
Other assets, net of accumulated amortization of $18,184 and $15,835, respectively	17,329	19,804

Total assets	$1,484,022	$1,515,366

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$95,372	$93,831
Deferred revenue	18,148	16,432
Current portion of long-term debt	5,002	2,799

Total current liabilities	118,522	113,062
Long-term debt, less current portion	1,470,274	1,521,525
Other non-current liabilities	13,457	9,062

Total liabilities	1,602,253	1,643,649
MEMBER’S DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(666,752)	(676,804)

Total member’s deficit	(118,231)	(128,283)

Total liabilities and member’s deficit	$1,484,022	$1,515,366

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$116,048	$113,900
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $28,074 and $31,599, respectively, shown separately below)	47,225	42,886
Selling, general and administrative expenses	21,937	19,561
Management fee expense	2,297	2,289
Depreciation and amortization	28,074	31,599

Operating income	16,515	17,565
Interest expense, net	(24,656)	(23,355)
(Loss) gain on derivatives, net	(2,072)	3,551
Loss on sale of assets and investments, net	—	(1,563)
Investment income from affiliate	4,500	4,500
Other expense	(1,027)	(1,113)

Net loss	$(6,740)	$(415)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenues	$355,962	$336,602
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $81,823 and $129,319, respectively, shown separately below)	139,854	125,492
Selling, general and administrative expenses	64,121	58,137
Management fee expense	6,737	5,711
Depreciation and amortization	81,823	129,319

Operating income	63,427	17,943
Interest expense, net	(72,455)	(74,956)
Gain on derivatives, net	2,798	1,238
Gain (loss) on sale of assets and investments, net	5,885	(888)
Investment income from affiliate	13,500	13,500
Other expense	(3,103)	(3,215)

Net income (loss)	$10,052	$(46,378)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$10,052	$(46,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,823	129,319
Gain on derivatives, net	(2,798)	(1,238)
(Gain) loss on sale of assets and investments, net	(5,885)	888
Amortization of deferred financing costs	2,475	2,410
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	1,350	(4,646)
Prepaid expenses and other assets	4,946	(3,456)
Accrued liabilities	1,041	10,564
Deferred revenue	1,716	1,373
Other non-current liabilities	2,747	3,331

Net cash flows provided by operating activities	97,467	92,167

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(61,509)	(82,668)
Acquisition of cable television system	(3,372)	—
Proceeds from sale of assets and investments	10,556	4,818
Other investing activities	(23)	(1,694)

Net cash flows used in investing activities	(54,348)	(79,544)

CASH FLOWS USED IN FINANCING ACTIVITIES:
New borrowings	85,000	134,750
Repayment of debt	(134,048)	(163,187)

Net cash flows used in financing activities	(49,048)	(28,437)

Net decrease in cash and cash equivalents	(5,929)	(15,814)
CASH AND CASH EQUIVALENTS, beginning of period	13,417	20,890

CASH AND CASH EQUIVALENTS, end of period	$7,488	$5,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$83,332	$85,731
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$3,263

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

     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, co-issued, jointly and severally with Mediacom, public debt securities. Mediacom Capital has no operations, revenues or cash flows. Mediacom Capital maintains a one-hundred dollar receivable from an affiliate and common stock on its balance sheet. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

  Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom has prepared these unaudited consolidated financial statements as of September 30, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

  Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such plant and equipment changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $41.8 million and $20.5 million for the nine months ended September 30, 2004 and 2003, respectively.

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

  Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of September 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2004	2003
Land and land improvements	$1,446	$1,470
Buildings and leasehold improvements	15,565	18,191
Cable systems, equipment and subscriber devices	1,339,292	1,283,345
Vehicles	28,794	29,266
Furniture, fixtures and office equipment	14,900	13,141

	1,399,997	1,345,413
Accumulated depreciation	(704,730)	(637,254)

Property, plant and equipment, net	$695,267	$708,159

     Depreciation expense for the three and nine months ended September 30, 2004 was approximately $26.0 million and $75.4 million, respectively and $29.2 million and $120.0 million for the respective periods in 2003.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     In accordance with FASB No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets include goodwill and cable franchise costs. The provisions of SFAS No. 142 prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
September 30, 2004	Value	Amortization	Value
Franchise costs	$654,701	$102,195	$552,506
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,857	129,994	2,863
Covenants not to compete	5,695	5,602	93

	$807,470	$240,473	$566,997

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$653,461	$102,415	$551,046
Goodwill	13,884	2,682	11,202
Subscriber Lists	133,892	125,405	8,487
Covenants not to compete	5,695	5,477	218

	$806,932	$235,979	$570,953

     Amortization expense for the three and nine months ended September 30, 2004 was approximately $2.1 million and $6.4 million, respectively, and $2.4 million and $9.3 million for the respective periods in 2003. The Company’s future estimated aggregate amortization expense for 2004 through 2005 are $2.2 million and $0.8 million, respectively.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Accrued Liabilities

     Accrued liabilities consist of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30,	December 31,
	2004	2003
Accrued interest	$20,381	$31,040
Accrued payroll and benefits	7,960	9,728
Accrued programming costs	23,927	14,144
Accrued property, plant and equipment	9,204	12,182
Accrued service costs	5,508	3,137
Accrued taxes and fees	12,949	10,057
Accrued telecommunications	3,871	5,612
Other accrued expenses	7,350	3,964
Subscriber advance payments	4,222	3,967

	$95,372	$93,831

(6) Debt

     As of September 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands): See Note 11 to our unaudited consolidated financial statements.

	September 30,	December 31,
	2004	2003
Bank credit facilities	$647,877	$696,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	2,399	2,824

	$1,475,276	$1,524,324
Less: Current portion	5,002	2,799

Total long-term debt	$1,470,274	$1,521,525

     The average interest rates on debt outstanding under the bank credit facilities were 3.1% and 2.7% for the three and nine months ended September 30, 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2004, the Company had unused credit commitments of approximately $269.9 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through September 30, 2004.

     The Company uses interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on a portion of its floating rate debt. As of September 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rate, or LIBOR, to determine the interest expense related to these agreements. At the end of each quarterly reporting period the carrying values of these swap agreements are marked-to-market. The fair values of these agreements

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are driven by market interest rates, their remaining time to maturity and the creditworthiness of the counterparties. The aggregate fair value of the agreements is the estimated amount that the Company would receive or pay to terminate them. At September 30, 2004, based on the mark-to-market valuation, the Company would have received approximately $0.8 million, including accrued interest, if these agreements were terminated.

     Changes in the aggregate mark-to-market values of these swap agreements result in short-term gains or losses and may increase the volatility of the Company’s earnings. The Company had a net loss of $2.1 million and a net gain of $2.8 million for the three and nine months, respectively, ended September 30, 2004, as compared to net gains of $3.6 million and $1.2 million for the three and nine months, respectively, ended September 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance.

(7) Preferred Equity Investment in Affiliated Company

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by Mediacom Communications Corporation. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the nine months ended September 30, 2004, the Company received in aggregate $13.5 million in cash dividends on the preferred equity.

(8) Sale of Assets and Investments

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the nine months ended September 30, 2004. The net gain was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

(9) Contingency

     On April 5, 2004, a lawsuit was filed against the Company’s parent, MCC, MCC Georgia LLC, a subsidiary of the Company’s sister company, Mediacom Broadband LLC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists. There have been no further proceedings since that date. MCC Georgia LLC and the Company’s parent company have advised the Company that they intend to vigorously defend against these claims. They also have informed the Company that they are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company, its parent company and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

(10) Hurricane Losses

     On September 16, 2004, Hurricane Ivan impacted the Company’s systems in Alabama, Florida and Mississippi. As a result, for the three month period ended September 30, 2004, the Company: (i) incurred additional service costs of approximately $0.8 million; (ii) incurred additional selling, general and administrative costs of approximately $0.2 million, and (iii) recorded an increase in depreciation expense of $2.1 million due to the impairment of cable plant and equipment. The Company is insured against certain losses related to the hurricane, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies.

(11) Subsequent Event

     On October 21, 2004, the Company’s operating subsidiaries refinanced their two credit facilities (the “two prior credit facilities”) with a new $1.15 billion senior secured credit facility. This new credit facility, which consists of a $400 million revolving credit loan, a $200 million delayed-draw term loan, and a $550 million term loan, has a final maturity of March 31, 2013. The terms and conditions, as well as interest rates, of the new credit facilities are substantially similar to those of the two prior credit facilities. The Company incurred $5.7 million of financing costs associated with this refinancing which will be amortized over the term of the credit facility.

     The two prior credit facilities were scheduled to expire in 2008, or in 2007 under certain circumstances. These facilities had current commitments of $924.0 million, of which approximately $651 million was outstanding as of October 21, 2004. Proceeds from the new credit facility were drawn down at closing to pay in full the outstanding indebtedness, including accrued interest, of the two prior credit facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of September 30, 2004, our cable systems passed 1.33 million homes and served 681,000 basic subscribers in 22 states. Since commencement of our operations in March 1996, we have experienced significant growth by pursuing a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. Many of our cable systems are located in markets that are in close proximity to, cable systems owned and operated by Mediacom Broadband LLC, a wholly-owned subsidiary of our manager.

     In mid-2003, we completed our network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television, digital video recorders and broadband data access. We currently provide digital video services to 154,000 subscribers, representing a penetration of 22.6% of our basic subscribers. We also currently provide broadband data services to 153,000 subscribers, representing a penetration of 11.5% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first nine months of 2004, competitive pressure from DBS service providers further intensified when they launched local television channels in additional markets representing an estimated 41% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches are usually accompanied by heavy marketing and advertising and are the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2004, competitive local-into-local services in our markets covered an estimated 89% of our basic subscribers.

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

     OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

     The following table sets forth the reconciliation of OIBDA to operating income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OIBDA	$44,589	$49,164	$145,250	$147,262
Depreciation and amortization	(28,074)	(31,599)	(81,823)	(129,319)

Operating income	$16,515	$17,565	$63,427	$17,943

  Hurricane Losses

     On September 16, 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama, Florida and Mississippi experienced, to varying degrees, damage to cable plant and other property and equipment, business interruption and loss of customers. The hurricane initially disrupted cable service to over 100,000 of our basic subscribers in these three states. Our results of operations for the three and nine months ended September 30, 2004 take into account lost revenues and incremental costs caused by the hurricane. In addition, we estimate that, as of September 30, 2004, the hurricane caused losses of 8,000 basic subscribers, 2,000 digital customers and 1,000 data customers. These losses are reflected in our subscriber and customer counts as of September 30, 2004.

     The revenue impact and the costs incurred during the third quarter are reflected in our consolidated financial statements, and are detailed as follows: (a) revenues were recorded net of $2.9 million of service interruption credits issued to customers; (b) service costs included $0.8 million of incremental costs to cover the repair of our facilities, the use of outside contractors to help repair cable plant and increased employee costs; (c) selling, general and administrative expenses included incremental costs of $0.2 million related to additional customer service employee costs required to support customers’ needs; and (d) depreciation expense included $2.1 million due to an impairment of cable plant and other property and equipment. In addition, we estimate that we will spend about $6.0 million of capital expenditures to replace or rebuild property, plant and equipment damaged by Hurricane Ivan.

     We are insured against certain losses related to the hurricane, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

Actual Results of Operations

  Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth our unaudited consolidated statements of operations for the three months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$116,048	$113,900	$2,148	1.9%
Costs and expenses:
Service costs	47,225	42,886	4,339	10.1%
Selling, general and administrative expenses	21,937	19,561	2,376	12.1%
Management fee expense	2,297	2,289	8	0.4%
Depreciation and amortization	28,074	31,599	(3,525)	(11.2%)

Operating income	16,515	17,565	(1,050)	(6.0%)
Interest expense, net	(24,656)	(23,355)	(1,301)	5.6%
(Loss) gain on derivatives, net	(2,072)	3,551	(5,623)	NM
Loss on sale of assets and investments, net	—	(1,563)	1,563	NM
Investment income	4,500	4,500	—	—
Other expense	(1,027)	(1,113)	86	(7.7%)

Net loss	$(6,740)	$(415)	$(6,325)	NM

OIBDA	$44,589	$49,164	$(4,575)	(9.3%)

  Revenues

     The following table sets forth revenue information for the three months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$95.8	82.5%	$98.5	86.5%	$(2.7)	(2.7%)
Data	17.0	14.7%	13.2	11.6%	3.8	28.8%
Advertising	3.2	2.8%	2.2	1.9%	1.0	45.5%

	$116.0	100.0%	$113.9	100.0%	$2.1	1.9%

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

     Revenues rose 1.9%, net of service interruption credits related to the hurricane. Excluding such credits, revenues rose 4.4%, largely attributable to an increase in broadband data customers and basic rate increases applied to our video customers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers in the period.

     Video revenues decreased 2.7%, net of service interruption credits related to the hurricane. Excluding such credits, video revenues decreased 0.4% as a result of a decrease in basic subscribers from 731,000 to 681,000, which is net of an estimated 8,000 basic subscribers lost due to the hurricane. Digital customers, at 154,000, which is net of an estimated 2,000 digital customers lost due to the hurricane, were unchanged compared to a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and, to a lesser extent, from our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 28.8%, net of service interruption credits related to the hurricane. Excluding such credits, data revenues rose 32.1%, due primarily to an increase in data customers from 113,000 to 153,000, which is net of an estimated 1,000 data customers lost due to the hurricane. Average monthly data revenue per data customer decreased 7.5% from $41.12 to $38.02 due to the growth of lower-priced, slower speed data customers, as well as to discounting associated with our bundling of digital and data services. We expect the customer growth in our data business to continue.

     Advertising revenue increased 45.5%, primarily as a result of the completion of an interconnect in one of our larger markets and, to a lesser extent, due to higher local advertising sales and bringing in-house certain markets previously managed by third parties. With respect to our in-house advertising activities, instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We do not expect growth in advertising revenues to continue at the current rate in 2005, as we have completed bringing in-house most of our larger markets.

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

     Service costs increased to 10.1% and included incremental costs related to the hurricane. Excluding such incremental costs, excluding such credits, service costs increased 8.3% over the prior year. Of this increase, 47.9% was due to higher programming costs related to rate increases on basic and, to a lesser extent, premium services, offset in part by a decline in basic subscribers, 13.9% was due to servicing the growth in our data customers, 9.4% was due to greater expensing of labor and overhead resulting from the transition from upgrade construction to maintenance activities, and 6.8% was due to the use of outside contractors to service our customers. The balance was due to higher utility, vehicle, and plant repair costs. Excluding the impact of the hurricane, service costs as a percentage of revenues were 39.1% for the three months ended September 30, 2004 and 37.7% for the same period of the prior year.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 12.1% and included incremental costs related to the hurricane. Excluding such incremental costs, selling, general and administrative expenses increased 11.0%. Of this increase, 43.2% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, 26.2% was due to an increase in general office expenses, and 25.2% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, offset in part by a decrease in bad debt expense. Excluding the impact of the hurricane, selling, general and administrative expenses as a percentage of revenues were 18.3% for the three months ended September 30, 2004, as compared with 17.2% for the three months ended September 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense was $2.3 million for the three months ended September 30, 2004 and 2003. Management fee expense as a percentage of revenues, which exclude the impact of the hurricane, was 1.9% for the three months ended September 30, 2004, as compared with 2.0% for the three months ended September 30, 2003.

     Depreciation and amortization decreased 11.2% and included incremental impairment charges related to the hurricane. Excluding such incremental costs, depreciation and amortization decreased 18.0% to $26.0 million for the three months ended September 30, 2004, as compared to $31.6 million for the three months ended September 30, 2003. This decrease was principally due to higher levels of plant disposals in 2003, as a result of the completion of our network upgrade program, offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 2 to our unaudited consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, increased 5.6% to $24.7 million for the three month period ended September 30, 2004, as compared to $23.4 million for the three months ended September 30, 2003. This increase was primarily due to lower interest expense capitalization for the three months ended September 30, 2004 associated with the substantial reduction of upgrade/rebuild capital expenditures, as well as higher market interest rates on variable rate debt. This increase was offset in part by lower indebtedness for the three months ended September 30, 2004.

  (Loss) Gain on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of lower market interest rates at the end of the quarter compared with the beginning, we recorded a loss on derivatives amounting to $2.1 million for the three months ended September 30, 2004, as compared to a gain on derivatives amounting to $3.6 million for the three months ended September 30, 2003.

  Loss on Sale of Assets and Investments, Net

     The Company had a loss on the sale of assets and investments amounting to $1.6 million for the three months ended September 30, 2003. The net loss was principally due to a sale of a small cable system in September 2003 with approximately 1,500 subscribers for gross proceeds of $3.1 million.

  Other expense

     Other expense was $1.0 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net loss

     As a result of the factors described above, we generated a net loss for the three months ended September 30, 2004 of $6.7 million, as compared to a net loss of $0.4 million for the three months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA decreased 9.3% to $44.6 million, reflecting $3.9 million of service interruption credits and incremental operating costs related to the hurricane. Excluding such service credits and incremental costs, OIBDA decreased 1.3% to $48.5 million due to a 4.4% increase in revenues, partially offset by an 8.3% increase in service costs and an 11.0% increase in selling, general and administrative expenses. Excluding the impact of the hurricane, OIBDA, expressed as a percentage of revenues, was 40.7% for the three months ended September 30, 2004, as compared to 43.2% for the year-ago period.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets forth our unaudited consolidated statements of operations for the nine months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$355,962	$336,602	$19,360	5.8%
Costs and expenses:
Service costs	139,854	125,492	14,362	11.4%
Selling, general and administrative expenses	64,121	58,137	5,984	10.3%
Management fee expense	6,737	5,711	1,026	18.0%
Depreciation and amortization	81,823	129,319	(47,496)	(36.7%)

Operating income	63,427	17,943	45,484	NM
Interest expense, net	(72,455)	(74,956)	2,501	(3.3%)
Gain on derivatives, net	2,798	1,238	1,560	NM
Gain (loss) on sale of assets and investments, net	5,885	(888)	6,773	NM
Investment income	13,500	13,500	—	—
Other expense	(3,103)	(3,215)	112	(3.5%)

Net income (loss)	$10,052	$(46,378)	$56,430	NM

OIBDA	$145,250	$147,262	$(2,012)	(1.4%)

  Revenues

     The following table sets forth revenue information for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$297.0	83.4%	$296.0	87.9%	$1.0	0.3%
Data	49.7	14.0%	35.0	10.4%	14.7	42.0%
Advertising	9.3	2.6%	5.6	1.7%	3.7	66.1%

	$356.0	100.0%	$336.6	100.0%	$19.4	5.8%

     Revenues rose 5.8%, net of service interruption credits related to the hurricane. Excluding such credits, revenues rose 6.6%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video subscribers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers.

     Video revenues rose 0.3%, net of service interruption credits related to the hurricane. Excluding such credits, video revenues increased 1.1% as a result of the aforementioned basic rate increases, partially offset by a decline in basic subscribers from 731,000 to 681,000, which is net of an estimated 8,000 basic subscribers lost due to the hurricane. Digital customers, at 154,000, which is net of an estimated 2,000 digital customers lost due to the hurricane, were unchanged compared to a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches and, to a lesser extent, from our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 42.0%, net of service interruption credits related to the hurricane. Excluding such credits, data revenues rose 43.3%, due primarily to an increase in data customers from 113,000 to 153,000, which is net of an estimated 1,000 data customers lost due to the hurricane. We expect the customer growth in our data business to continue. We also expect that the average monthly data revenue per data subscriber will decline going forward due to the growth of lower-priced, slower speed data customers, as well as the discounting associated with our bundling of digital and data services.

     Advertising revenues increased 66.1%, primarily as a result of the completion of an interconnect in one of our larger markets and, to a lesser extent, due to higher local advertising sales and bringing in-house certain markets previously managed by third parties. With respect to our in-house advertising activities, instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We do not expect growth in advertising revenues to continue at the current rate in 2005, as we have no current plans to complete additional interconnects and we have completed bringing in-house most of our larger markets.

  Costs and Expenses

     Service costs increased 11.4% and included incremental costs related to the hurricane. Excluding such incremental costs, service costs increased 10.8% over the prior year. Of this increase, 43.2% was due to higher programming costs related to rate increases on basic and, to a lesser extent, premium services, offset in part by a decline in basic subscribers, 21.6% was due to servicing the growth in our data customers, 11.8% was due to an increase in employee costs, and 7.6% was due to increased vehicle repair and gas costs. The balance was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities and utility costs. Excluding the impact of the hurricane, service costs as a percentage of revenues were 38.8% for the nine months ended September 30, 2004 and 37.3% for the same period of the prior year.

     Selling, general and administrative expenses increased 10.3% and included incremental costs related to the hurricane. Excluding such incremental costs, selling, general and administrative expenses increased 9.9%. Of this increase, 26.7% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, 23.6% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, 22.1% was due to an increase in employee costs, and 16.7% was due to an increase in telephone costs. Excluding the impact of the hurricane, selling, general and administrative expenses as a percentage of revenues were 17.8% for the nine months ended September 30, 2004, as compared with 17.3% for the nine months ended September 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 18.0% to $6.7 million for the nine months ended September 30, 2004, as compared to $5.7 million for the nine months ended September 30, 2003. The increase was due to greater overhead costs charged by MCC during the nine month period ended September 30, 2004. Management fee expense as a percentage of revenues, which excludes the impact of the hurricane, was 1.9% for the nine months ended September 30, 2004, as compared with 1.7% for the nine months ended September 30, 2003.

     Depreciation and amortization decreased 36.7% and included incremental impairment charges related to the hurricane. Excluding such incremental costs, depreciation and amortization decreased 38.4% to $79.7 million for the nine months ended September 30, 2004, as compared to $129.3 million for the nine months ended September 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $41.8 million and $20.5 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease in the 2004 period was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 2 to our unaudited consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, decreased 3.3% to $72.5 million for the nine month period ended September 30, 2004, as compared to $75.0 million for the nine months ended September 30, 2003. This increase was primarily due to lower indebtedness for the nine months ended September 30, 2004, offset in part by lower interest capitalization associated with the substantial reduction of upgrade/rebuild capital expenditures.

  Gain on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the quarter compared with the beginning, we recorded a net gain on derivatives amounting to $2.8 million for the nine months ended September 30, 2004, as compared to $1.2 million for the nine months ended September 30, 2003.

  Gain (Loss) on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the nine months ended September 30, 2004, compared to a loss of $0.9 million for the nine months ended September 30, 2003. The net gain for the nine months ended September 30, 2004 was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

  Other expense

     Other expense was $3.1 million and $3.2 million for the nine months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net income (loss)

     As a result of the factors described above, we generated net income for the nine months ended September 30, 2004 of $10.1 million, as compared to a net loss of $46.4 million for the nine months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA decreased 1.4% to $145.3 million, reflecting $3.9 million of service interruption credits and incremental operating costs related to Hurricane Ivan. Excluding these service credits and incremental costs, OIBDA increased 1.3% to $149.1 million due to a 6.6% increase in revenues, partially offset by a 10.8% increase in service costs and a 9.9% increase in selling, general and administrative expenses. Excluding the impact of Hurricane Ivan, OIBDA, expressed as a percentage of revenues, was 41.6% for the nine months ended September 30, 2004, as compared to 43.7% for the respective period of 2003.

Liquidity and Capital Resources

  Uses of Cash

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. In addition, we will continue to pursue a business strategy that includes selective acquisitions. For the nine months ended September 30, 2004, we made capital expenditures of $61.5 million and purchased a small cable system for $3.4 million. We also repaid $49.0 million of debt.

  Sources of Cash

     We expect to fund our capital requirements and operations through a combination of internally generated funds, dividends from our $150.0 million preferred equity investment in Mediacom Broadband LLC that has a 12% annual cash dividend payable quarterly, and amounts available under our bank credit facilities. For the nine months ended September 30, 2004, net cash flows provided by operating activities amounted to $97.5 million and we received in aggregate $13.5 million of cash dividends on the preferred equity. We also received $10.6 million in proceeds from the sale of assets and investments, primarily from the sale of a cable system.

  Other

     On October 21, 2004, our operating subsidiaries refinanced their two bank credit facilities (the “two prior credit facilities”) with a new $1.15 billion bank credit facility (the “new credit facility”) that expires in March 2013. As of September 30, 2004, the two prior credit facilities had an aggregate size of $924.0 million, of which $647.9 million was outstanding. These two prior credit facilities were scheduled to expire in 2008, or in 2007 under certain circumstances.

     Approximately $658 million was drawn from the new credit facility at closing, of which approximately $652 million was used to pay in full outstanding indebtedness, including accrued interest, under the two prior credit facilities and the balance was used to pay fees and expenses. The financial obligations of the operating subsidiaries under the two prior credit facilities have been satisfied, and the prior credit facilities have been terminated.

     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through March 2007, to hedge $300.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of September 30, 2004, about 76% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of September 30, 2004, our total debt was $1.48 billion, and we were in compliance with all covenants under our debt arrangements. On the same date our annualized cost of debt was approximately 6.6%, and we had unused credit commitments of about $269.9 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of their debt arrangements. As of that same date, after giving effect to our new credit facility, we had unused credit commitments of $485.8 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

     As of September 30, 2004, approximately $6.2 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

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

  Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the fourth quarter of 2003, based on financial information as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on our floating rate debt. As of September 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rate to determine the interest expense related to these agreements. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. At September 30, 2004, based on the mark-to-market valuation, we would have paid approximately $0.8 million, including accrued interest, if we terminated these agreements.

     On October 21, 2004, the operating subsidiaries of the Company refinanced their two credit facilities (the “two prior credit facilities”) with a new $1.15 billion senior secured credit facility. This new credit facility, which consists of a $400 million revolving credit loan, a $200 million delayed-draw term loan, and a $550 million term loan, has a final maturity of March 31, 2013. The Company incurred $5.7 million of financing costs associated with this refinancing that will be recorded in the fourth quarter of 2004 and amortized over the term of the credit facility.

     The table below provides the expected maturity and estimated fair value of our debt as of September 30, 2004 giving effect for our new credit facility (dollars in thousands). See Note 6 to our unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
October 1, 2004 to September 30, 2005	$—	$4,125	$877	$5,002
October 1, 2005 to September 30, 2006	—	5,500	904	6,404
October 1, 2006 to September 30, 2007	—	5,500	609	6,109
October 1, 2007 to September 30, 2008	200,000	5,500	9	205,509
October 1, 2008 to September 30, 2009	—	5,500	—	5,500
Thereafter	625,000	621,752	—	1,246,752

Total	$825,000	$647,877	$2,399	$1,475,276

Fair Value	$805,125	$647,877	$2,399	$1,455,401

Weighted Average Interest Rate	9.0%	3.1%	3.1%	6.4%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 to our consolidated financial statements.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(1)
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
November 9, 2004	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
November 9, 2004	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer