Form 10-Q
period 2005-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2005-05-16
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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
FOR THE PERIOD ENDED MARCH 31, 2005

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,249	$12,131
Investments	1,987	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $952 and $856, respectively	24,701	26,929
Note receivable from affiliated company	88,000	—
Prepaid expenses and other assets	21,298	14,216

Total current assets	144,235	55,263

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $751,121 and $728,048, respectively	698,418	698,363
Intangible assets, net of accumulated amortization of $242,957 and $242,615, respectively	564,520	564,862

Total investment in cable television systems	1,262,938	1,263,225
Other assets, net of accumulated amortization of $15,302 and $14,443, respectively	25,696	23,412

Total assets	$1,582,869	$1,491,900

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$96,000	$107,520
Deferred revenue	18,385	17,876
Current portion of long-term debt	6,391	6,384

Total current liabilities	120,776	131,780
Long-term debt, less current portion	1,569,193	1,466,793
Other non-current liabilities	11,552	12,634

Total liabilities	1,701,521	1,611,207

MEMBERS’ DEFICIT
Capital contributions	548,521	548,521
Deferred compensation	(539)	—
Paid-in capital	553	—
Accumulated deficit	(667,187)	(667,828)

Total members’ deficit	(118,652)	(119,307)

Total liabilities and members’ deficit	$1,582,869	$1,491,900

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$117,498	$118,777

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $24,220 and $26,326, respectively, shown separately below)	47,982	45,822
Selling, general and administrative expenses	22,813	21,286
Management fee expense	2,378	2,205
Depreciation and amortization	24,220	26,326

Operating income	20,105	23,138

Interest expense, net	(25,662)	(23,938)
Gain (loss) on derivatives, net	3,093	(3,392)
Investment income from affiliate	4,500	4,500
Other expense	(1,395)	(1,051)

Net income (loss)	$641	$(743)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$641	$(743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,220	26,326
(Gain) loss on derivatives, net	(3,093)	3,392
Amortization of deferred financing costs	859	834
Amortization of deferred compensation	14	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	2,228	(2,321)
Prepaid expenses and other assets	(7,190)	6,544
Accrued liabilities	(11,520)	(12,446)
Deferred revenue	509	2,215
Other non-current liabilities	(1,082)	4,258

Net cash flows provided by operating activities	5,586	28,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,825)	(21,082)
Acquisition of cable television systems	—	(3,433)
Loan to affiliated company - note receivable	(88,000)	—
Other investment activities	—	(9)

Net cash flows used in investing activities	(111,825)	(24,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	238,000	26,043
Repayment of debt	(135,593)	(37,033)
Financing costs	(50)	—

Net cash flows provided by (used in) financing activities	102,357	(10,990)

Net decrease in cash and cash equivalents	(3,882)	(7,455)

CASH AND CASH EQUIVALENTS, beginning of period	12,131	13,417

CASH AND CASH EQUIVALENTS, end of period	$8,249	$5,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$35,955	$34,137

The accompanying notes to the unaudited consolidated financial
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

     Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by Mediacom, co-issued, jointly and severally with Mediacom, public debt securities. Mediacom Capital has no operations, revenues or cash flows, and has no assets, liabilities or stockholders’ equity on its consolidated balance sheets other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

  Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom has prepared these unaudited consolidated financial statements as of March 31, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

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

  Programming Costs

     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company defers them within non-current liabilities and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Costs include direct labor and material, as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

  Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Intangible Assets

     In accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.

  Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. The Company had no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

  Income Taxes

     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the Company is reported in MCC’s income tax returns.

  Comprehensive Income

     SFAS No.130,“Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

  Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the SEC approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations.

(4) Property, Plant and Equipment

     As of March 31, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	March 31,	December 31,
	2005	2004
Land and land improvements	$1,468	$1,428
Buildings and leasehold improvements	16,313	15,606
Cable systems, equipment and subscriber devices	1,387,419	1,365,701
Vehicles	28,371	28,347
Furniture, fixtures and office equipment	15,968	15,329

	1,449,539	1,426,411
Accumulated depreciation	(751,121)	(728,048)

Property, plant and equipment, net	$698,418	$698,363

     Depreciation expenses for the three months ended March 31, 2005 and 2004 were approximately $23.9 million and $24.1 million, respectively. As of March 31, 2005 and 2004, the Company had property under capitalized leases of $4.7 million and $5.6 million, respectively, before accumulated depreciation, and $3.5 million and $4.3 million, respectively, net of accumulated depreciation. During the quarters ended March 31, 2005 and 2004, the Company incurred interest expense, net of interest income, of $26.1 million and $24.3 million, respectively, of which $0.4 million was capitalized for each period.

(5) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting.

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002.

     The Company has assessed franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Recognition of Customer Relationship Intangible Assets acquired in a Business Combination,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its last impairment test in accordance with SFAS No. 142 as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of March 31, 2005, there were no events since then that would require an impairment analysis to be completed before the next annual test date.

     The following table summarizes the net asset value for each intangible asset category as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
March 31, 2005	Value	Amortization	Value
Franchise costs	$654,708	$102,195	$552,513
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,857	132,396	461
Covenants not to compete	5,695	5,684	11

	$807,477	$242,957	$564,520

	Gross Asset	Accumulated	Net Asset
December 31, 2004	Value	Amortization	Value
Franchise costs	$654,708	$102,195	$552,513
Goodwill	14,217	2,682	11,535
Subscriber Lists	132,857	132,095	762
Covenants not to compete	5,695	5,643	52

	$807,477	$242,615	$564,862

     Amortization expenses for the three months ended March 31, 2005 and 2004 were approximately $0.3 million and $2.2 million, respectively. The Company’s estimated aggregate amortization expense for 2005 is $0.5 million, after which the assets will be fully amortized.

(6) Accrued Liabilities

     Accrued liabilities consist of the following as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Accrued interest	$23,993	$33,041
Accrued payroll and benefits	9,061	7,724
Accrued programming costs	22,764	25,693
Accrued property, plant and equipment	8,874	8,394
Accrued service costs	5,789	5,738
Accrued taxes and fees	12,048	13,667
Accrued telecommunications	1,099	4,436
Subscriber advance payments	4,730	4,747
Other accrued expenses	7,642	4,080

	$96,000	$107,520

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Debt

     As of March 31, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2005	2004
Bank credit facilities	$748,625	$646,000
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	1,959	2,177

	$1,575,584	$1,473,177
Less: current portion	6,391	6,384

Total long-term debt	$1,569,193	$1,466,793

     The average interest rates on debt outstanding under the bank credit facilities were 4.7% and 2.5% as of March 31, 2005 and 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. In January 2005, the Company borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstandings under the Company’s revolving credit facility and to loan $88.0 million to Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, in the form of a demand note. As of March 31, 2005, the Company had unused credit commitments of approximately $390.6 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through March 31, 2005.

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $300.0 million is fixed at a weighted average rate of approximately 3.0%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taken into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At March 31, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $4.7 million, which is a component of other assets.

     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a gain of $3.1 million for the three months ended March 31, 2005, as compared to a loss of $3.4 million for the three months ended March 31, 2004.

     At the Company’s request, on March 16, 2005, the registered holders of the Company’s 8 1/2% Senior Notes (the “Notes”) were notified that the Company had elected to redeem all of the Notes outstanding. As of March 16, 2005 the aggregate principal amount of the Notes outstanding was $200.0 million.

     As of March 31, 2005, approximately $9.4 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended. Compensation expense for stock options, restricted stock units and other equity awards to employees is recorded by measuring the intrinsic value, defined as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock, and amortizing the intrinsic value to compensation expense over the vesting period of the award.

     During the quarter ended March 31, 2005, certain employees received grants of stock options and restricted stock units exercisable on underlying MCC shares. The stock option grants totaled 18,000 options which had an exercise price of $5.42 and vest equally over four years. The restricted stock units were granted in two tranches. The first tranche was a grant of 25,800 restricted stock units at a grant price of $5.69 and vests equally over four years. The second tranche was a grant of 75,000 restricted stock units at a grant price of $5.42 with a cliff vest at the end of four years.

     No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. As of March 31, 2005, the Company has recorded approximately $0.6 million of intrinsic value related to the restricted stock unit awards as deferred compensation and paid-in capital in its consolidated balance sheets, and during the three months ended March 31, 2005, the Company amortized $14,000 of deferred compensation as compensation expense in its consolidated statements of operations.

     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income (loss) would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) as reported	$641	$(743)
Add: Total stock-based compensation expense included in net income as reported above	14	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(253)	(625)

Pro forma net income (loss)	$402	$(1,368)

(9) Investment in Affiliated Company

     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the three months ended March 31, 2005, the Company received in aggregate $4.5 million in cash dividends on the preferred equity.

(10) Loan to Affiliated Company — Note Receivable

     In January 2005, the Company loaned $88.0 million to Mediacom Broadband LLC. The loan is in the form of a demand note, which has a 6.7% annual interest rate payable semi-annually in cash.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Legal Proceedings

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

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists. There were no proceedings for several months until Echostar filed a motion for default judgment on April 6, 2005. MCC filed a response opposing the motion and the court has not yet acted upon it.

     MCC Georgia LLC and the Company’s parent company have advised the Company that they intend to vigorously defend against the claims made by Echostar. They also have informed the Company that they are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to their consolidated financial position, results of operations, cash flows or business.

     The Company, its parent company and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

(12) Subsequent Events

     On April 15, 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company funded the redemption with a combination of cash on hand and a $204.0 million borrowing from the revolving credit portion of the Company’s credit facility. The Company will record in its consolidated statement of operations a loss on extinguishment of debt of $2.8 million in the second quarter ended June 30, 2005.

     On April 26, 2005, Mediacom Broadband LLC repaid the $88.0 million loan plus accrued interest to the Company. The Company used the proceeds to repay outstandings under its revolving credit facility. As of the same date, after giving effect to the redemption of the Notes and repayment of this loan, the Company had unused commitments of about $278.0 million, all of which could have been borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three months ended, March 31, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), and high-speed data access (“HSD”) and beginning in the second quarter of 2005, cable telephony. We currently offer video and HSD bundles, and, when we introduce cable telephony, we will offer triple play bundles of video, HSD and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

     As of March 31, 2005, our cable systems passed an estimated 1.34 million homes and served 673,500 million basic video subscribers. We provide digital video services to 175,500 digital customers, representing a penetration of 26.1% of our basic subscribers. We also currently provide HSD to 181,000 data customers, representing a penetration of 13.5% of our estimated homes passed.

     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. By year-end 2004, competitive local-into-local services in our markets covered an estimated 91% of our basic subscribers, as compared to 48% at year-end 2003. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets representing a modest amount of our subscriber base in 2005.

Actual Results of Operations

  Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Revenues	$117,498	$118,777	$(1,279)	(1.1%)

Costs and expenses:
Service costs	47,982	45,822	2,160	4.7%
Selling, general and administrative expenses	22,813	21,286	1,527	7.2%
Management fee expense	2,378	2,205	173	7.8%
Depreciation and amortization	24,220	26,326	(2,106)	(8.0%)

Operating income	20,105	23,138	(3,033)	(13.1%)
Interest expense, net	(25,662)	(23,938)	(1,724)	7.2%
Gain (loss) on derivatives, net	3,093	(3,392)	6,485	NM
Investment income	4,500	4,500	—	—
Other expense	(1,395)	(1,051)	(344)	32.7%

Net income (loss)	$641	$(743)	$1,384	NM

  Revenues

     The following table sets forth revenue information for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$94.8	80.7%	$100.2	84.3%	$(5.4)	(5.4%)
Data	19.8	16.8%	15.9	13.4%	3.9	24.5%
Advertising	2.9	2.5%	2.7	2.3%	0.2	7.4%

	$117.5	100.0%	$118.8	100.0%	$(1.3)	(1.1%)

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues decreased 1.1%, largely attributable to a decrease in video revenues, significantly offset by an increase in data and advertising revenues.

     Video revenues decreased 5.4%, as a result of a 6.7% reduction in basic video subscribers from 722,000 as of March 31, 2004, to 673,500 as of March 31, 2005, offset in part by the full impact of basic rate increase applied on our video subscribers during 2004 and higher service fees from advanced video products. Average monthly video revenue per basic video subscriber increased 1.5% from $46.19 to $46.86. Our loss in basic video subscribers in 2004 resulted primarily from increased competitive pressures by DBS service providers, and, to a lesser extent, from our tightened customer credit policies, which were imposed throughout 2004. To reverse this video subscriber trend, we have been increasing customer retention efforts and our emphasis on product bundling as well as enhancing and differentiating our video products and services with new digital service packages, VOD, HDTV, DVRs and more local programming. As a result of these efforts, during the three months ended March 31, 2005, we experienced a reduction in the loss of basic video subscribers as compared to quarterly periods in 2004 and digital customer growth of 15,500.

     Data revenues rose 24.5% primarily due to a 36.1% year-over-year increase in data customers from 133,000 to 181,000 and, to a much lesser extent, an increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $41.69 to $38.54, largely due to discounted video and data bundles introduced in mid-year 2004.

     Advertising revenue increased 7.4%, as a result of stronger national advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.

  Costs and Expenses

     Service costs include: fees paid to programming suppliers; employee expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; data costs, including costs of bandwidth connectivity, customer provisioning and technical support; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.

     Service costs increased 4.7%, primarily due to increases in field operating, data and employee costs. Programming costs were unchanged for the three months ended March 31, 2005 compared to the respective period in 2004, as higher unit costs charged by programming suppliers for their services were offset by the 6.7% reduction in basic video subscribers in the twelve-month period ended March 31, 2005. Field operating and employee related costs rose 17.0% due to higher levels of customer activity, which increased outside contractor costs and employee overtime and commissions, greater expensing of operational costs resulting from the transition from upgrade construction to maintenance activities, and higher converter repair and vehicle fuel costs. Data costs increased 10.9% to service the growth in our data customers. Service costs as a percentage of revenues were 40.8% and 38.6% for the three months ended March 31, 2005 and 2004, respectively.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses rose 7.2%, principally due to higher marketing, employee and office costs, partially offset by a significant decrease in bad debt expense. Marketing costs grew 50.0% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns to support greater sales of our products and services. Employee costs increased 7.0% due to higher employee compensation and benefit costs. Office costs rose 21.1%, mainly due to higher telephone costs related to the greater call volumes and the use of contracted call center services. This increase in selling, general and administrative expense was significantly offset by a 36.9% decrease in bad debt expense as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 19.4% and 17.9% for the three months ended March 31, 2005 and 2004, respectively.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs and HSD and, in the second quarter of 2005, the launch of cable telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $2.4 million for the three months ended March 31, 2005 as compared to $2.2 million for the three months ended March 31, 2004. Management fee expense as a percentage of revenues was 2.0% for the three months ended March 31, 2005, as compared with 1.9% for the three months ended March 31, 2004.

     Depreciation and amortization decreased 8.0% to $24.2 million for the three months ended March 31, 2005, as compared to $26.3 million for the three months ended March 31, 2004. This decrease was principally due to higher levels of plant disposals in the second half of 2004 due to the sale of a cable system, a storm related plant write down and the sale of a building in our southern region, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services such as VOD, HDTV, DVRs and HSD and for investments in our cable network.

  Interest Expense, Net

     Interest expense, net, rose 7.2% for the three months ended March 31, 2005 as compared to the respective period in 2004, primarily due to increased average indebtedness and to a lesser extent, higher market interest rates on variable rate debt, offset in part by interest income on the note receivable from Mediacom Broadband LLC (“Mediacom Broadband”), a Delaware limited liability company wholly-owned by MCC.

  Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2005 we had interest rate swaps with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $3.1 million for the three months ended March 31, 2005, as compared to a loss on derivatives amounting to $3.4 million for the three months ended March 31, 2004.

  Investment Income from Affiliate

     Investment income from affiliate was $4.5 million for the three months ended March 31, 2005 and 2004. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.

  Other Expense

     Other expense was $1.4 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net Income (Loss)

     As a result of the factors described above, we generated net income for the three months ended March 31, 2005 of $0.6 million, as compared to a net loss of $0.7 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

  Overview

     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments have recently shifted away from the cable systems’ broadband network and to the deployment of new products and services, including VOD, HDTV, DVRs, HSD and cable telephony. In the three months ended March 31, 2005, we made $23.8 million of capital expenditures. Although we did not make any strategic acquisitions or sales of cable systems during the three months ended March 31, 2005, we have historically entered into such transactions and may continue to do so in the future.

     We have a significant level of debt. As of March 31, 2005, our total debt was $1.58 billion. Of this amount, $6.4 million will mature within the twelve months ending March 31, 2006 and 2007. Given our level of indebtedness, we also have significant amounts of interest expense obligations. During the quarter ended March 31, 2005 we paid cash interest of $36.0 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes.

     During the three months ended March 31, 2005, we generated $5.6 million of net cash flows from operating activities and $102.4 million from financing activities, and had a decrease in cash of $3.9 million. We used these sources to fund our cash requirements, including capital expenditures and our loan of $88.0 million to Mediacom Broadband, as discussed below.

     As of March 31, 2005, we had unused credit commitments of about $390.6 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through March 31, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facility is subject to our remaining in compliance with the covenants of our credit facility, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facility and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.

  Operating Activities

     Net cash flows provided by operating activities were $5.6 million and $28.1 million for the three months ended March 31, 2005 and 2004, respectively. The decrease was principally due to the timing of cash receipts and expenses in our working capital accounts, mainly from prepaid expenses and other assets and to a lesser extent, a decline in operating income.

  Investing Activities

     Net cash flows used in investing activities were $111.8 million and $24.5 million for the three months ended March 31, 2005 and 2004, respectively. In January 2005, we borrowed the full amount of our $200.0 million delayed-draw term loan and used the proceeds to reduce outstandings under our revolving credit facility and to loan $88.0 million to Mediacom Broadband in the form of a demand note, with an annual interest rate of 6.7% payable semi-annually in cash. This increase in net cash flows used in investing activities was primarily due to the borrowing we made to fund the $88.0 million loan to Mediacom Broadband during the three months ended March 31, 2005. Capital expenditures were also a meaningful component of investing activities. We invested $23.8 million and $21.1 million during the three months ended March 31, 2005 and 2004, respectively.

  Financing Activities

     Net cash flows provided by financing activities were $102.4 million for the three months ended March 31, 2005, as compared to $11.0 million of net cash flows used in financing activities for the same period last year. In 2005, our principal financing activities included net borrowings under our bank credit facilities in the amount of $102.4 million, primarily to fund our $88.0 million loan to Mediacom Broadband.

  Other

     In January 2005, we borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstandings under our credit facility and to loan $88.0 million to Mediacom Broadband.

     On April 15, 2005, we redeemed all of our outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and a $204.0 million borrowing from the revolving credit portion of our credit facility.

     On April 26, 2005, Mediacom Broadband repaid the $88.0 million demand note plus accrued interest to us. On the same date, after giving effect to the redemption of the Notes and the repayment of such loan plus accrued interest, we had unused commitments of about $280.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through March 2007, to hedge $300.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of March 31, 2005, about 71% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 6.9%.

     As of March 31, 2005, approximately $9.4 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to March 31, 2005 and thereafter (dollars in thousands)*:

			Capital	Operating	Interest
	Debt		Leases	Leases	Expense(1)	Total
April 1, 2005 to March 31, 2006	$5,500		$891	$4,296	$102,431	$113,118
April 1, 2006 to March 31, 2007	5,500		918	2,045	102,143	110,606
April 1, 2007 to March 31, 2008	10,500		150	1,583	101,854	114,087
April 1, 2008 to March 31, 2009	226,500	(2)	—	824	101,353	328,677
April 1, 2009 to March 31, 2010	36,000		—	583	100,100	136,683
Thereafter	1,289,625		—	1,288	254,476	1,545,389

Total cash obligations	$1,573,625		$1,959	$10,619	$762,357	$2,348,560

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of March 31, 2005 and the average interest rates applicable under such debt obligations.
(2)	Includes $200.0 million of senior notes redeemed on April 15, 2005.

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

  Programming Costs

     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities and recognize such amounts as a reduction of programming costs (which are a component of service costs in our consolidated statement of operations) over the carriage term of the programming contract.

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

  Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalized a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed.

  Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Any loss is included as a component of either depreciation expense or amortization expense, as appropriate unless it is material to the period in question whereby we would present it separately.

  Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the October 2004, determined that there was no impairment of goodwill or indefinite-lived intangible assets. As of March 31, 2005, there were no events since then that would require an impairment analysis to be completed before the annual test date.

  Derivative Instruments

     We account for derivative instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We had no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in earnings. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission approved a new rule delaying the effective date the beginning of a company’s next fiscal year that commences after June 15, 2005. We plan on adopting SFAS No. 123R effective January 1, 2006 and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on our variable interest rate debt. As of March 31, 2005, we had $300.0 million of interest rate swaps with various banks at a weighted-average fixed rate of approximately 3.0%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the interest expense. Under the terms of the interest rate swaps, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At March 31, 2005, based on the mark-to-market valuation, we would have received approximately $4.7 million, including accrued interest, if we terminated these agreements.

     The table below provides the expected maturity and estimated fair value of our debt as of March 31, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
April 1, 2005 to March 31, 2006	$—	$5,500	$891	$6,391
April 1, 2006 to March 31, 2007	—	5,500	918	6,418
April 1, 2007 to March 31, 2008	—	10,500	150	10,650
April 1, 2008 to March 31, 2009	200,000	26,500	—	226,500
April 1, 2009 to March 31, 2010	—	36,000	—	36,000
Thereafter	625,000	664,625	—	1,289,625

Total	$825,000	$748,625	$1,959	$1,575,584

Fair Value	$822,209	$748,625	$1,959	$1,572,793

Weighted Average Interest Rate	9.0%	4.7%	3.1%	6.9%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 11 to our consolidated financial statements.

ITEM 6. EXHIBITS

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

MEDIACOM LLC
May 16, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
May 16, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Treasurer and Secretary