Form 10-Q
period 2005-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2005-11-14
CIK 1064116, 1064117

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

Commission File Numbers:	333-57285-01
333-57285
Mediacom LLC
Mediacom Capital Corporation*
(Exact names of Registrants as specified in their charters)

New York New York (State or other jurisdiction of incorporation or organization)	06-1433421 06-1513997 (I.R.S. Employer Identification Numbers)
100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)
(845) 695-2600
(Registrants’ telephone number)
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable
     *Mediacom Capital Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

     This Quarterly Report contains certain forward-looking statements relating to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continues” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to (and expressly disclaim any such obligation to) publicly update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,427	$12,131
Investments	—	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $1,143 and $856, respectively	26,075	26,929
Prepaid expenses and other assets	3,456	14,216

Total current assets	35,958	55,263
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $798,679 and $728,048, respectively	714,895	698,363
Franchise costs, net of accumulated amortization of $102,195 and $102,195, respectively	552,513	552,513
Goodwill, net of accumulated amortization of $2,682 and $2,682, respectively	11,535	11,535
Subscriber lists and other intangible assets, net of accumulated amortization of $138,453 and $137,738, respectively	99	814

Total investment in cable television systems	1,279,042	1,263,225
Other assets, net of accumulated amortization of $12,063 and $14,443, respectively	24,275	23,412

Total assets	$1,489,275	$1,491,900

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$95,432	$107,520
Deferred revenue	18,586	17,876
Current portion of long-term debt	6,405	6,384

Total current liabilities	120,423	131,780
Long-term debt, less current portion	1,477,979	1,466,793
Other non-current liabilities	10,111	12,634

Total liabilities	1,608,513	1,611,207
Commitments and contingencies

MEMBERS’ DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(667,759)	(667,828)

Total members’ deficit	(119,238)	(119,307)

Total liabilities and members’ deficit	$1,489,275	$1,491,900

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$122,274	$116,048

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $25,445 and $28,074, respectively, shown separately below)	51,258	46,720
Selling, general and administrative expenses	23,905	22,442
Management fee expense	2,464	2,297
Depreciation and amortization	25,445	28,074

Operating income	19,202	16,515

Interest expense, net	(25,427)	(24,656)
Gain (loss) on derivatives, net	2,936	(2,072)
Gain on sale of assets and investments, net	1,446	—
Investment income from affiliate	4,500	4,500
Other expense	(1,045)	(1,027)

Net income (loss)	$1,612	$(6,740)

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenues	$362,810	$355,962

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $74,232 and $81,823, respectively, shown separately below)	148,628	138,434
Selling, general and administrative expenses	69,900	65,541
Management fee expense	7,374	6,737
Depreciation and amortization	74,232	81,823

Operating income	62,676	63,427

Interest expense, net	(75,573)	(72,455)
Loss on early extinguishment of debt	(4,742)	—
Gain on derivatives, net	5,297	2,798
Gain on sale of assets and investments, net	2,628	5,885
Investment income from affiliate	13,500	13,500
Other expense	(3,717)	(3,103)

Net income	$69	$10,052

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69	$10,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,232	81,823
Gain on derivatives, net	(5,297)	(2,798)
Gain on sale of assets and investments, net	(2,628)	(5,885)
Loss on early extinguishment of debt	4,742	—
Amortization of deferred financing costs	2,313	2,475
Amortization of deferred compensation	84	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	854	1,350
Prepaid expenses and other assets	10,813	4,946
Accrued liabilities	(12,089)	1,041
Deferred revenue	710	1,716
Other non-current liabilities	(2,607)	2,747

Net cash flows provided by operating activities	71,196	97,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89,840)	(61,509)
Acquisition of cable television systems	—	(3,372)
Proceeds from the sale of assets and investments	4,616	10,556
Other investment activities	—	(23)

Net cash flows used in investing activities	(85,224)	(54,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	493,000	85,000
Repayment of debt	(284,626)	(134,048)
Redemption of senior notes	(200,000)	—
Other financing activities	(50)	—

Net cash flows provided by (used in) financing activities	8,324	(49,048)

Net decrease in cash and cash equivalents	(5,704)	(5,929)
CASH AND CASH EQUIVALENTS, beginning of period	12,131	13,417

CASH AND CASH EQUIVALENTS, end of period	$6,427	$7,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$94,008	$83,332

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
(2) Statement of Accounting Presentation and Other Information
Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom has prepared these unaudited consolidated financial statements as of September 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 333-57285-01 and 333-57285). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
Revenue Recognition
     Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical experience. The change in the estimate of probable losses did not result in a material impact to the consolidated statement of operations for the three and nine months ended September 30, 2005.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Programming Costs
     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company records them as liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.
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
     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Repairs and maintenance are expensed as incurred. Capitalized costs include direct labor and material as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a separate component in the consolidated statement of operations.
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

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company annually tests its franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems cluster’s other net assets. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.
Derivative Instruments
     The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities in its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.
Income Taxes
     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the Company is reported in MCC’s income tax returns.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.
Reclassifications
     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.
(3) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the Securities and Exchange

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commission (“SEC”) approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statement of operations.
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. The Company currently utilizes the Black Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
(4) Property, Plant and Equipment
     As of September 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2005	2004
Land and land improvements	$1,486	$1,428
Buildings and leasehold improvements	16,462	15,606
Cable systems, equipment and subscriber devices	1,448,418	1,365,701
Vehicles	29,991	28,347
Furniture, fixtures and office equipment	17,217	15,329

	1,513,574	1,426,411
Accumulated depreciation	(798,679)	(728,048)

Property, plant and equipment, net	$714,895	$698,363

     Depreciation expenses for the three and nine months ended September 30, 2005 were approximately $25.3 million and $73.5 million, respectively, and $26.0 million and $75.4 million for the respective periods in 2004. As of September 30, 2005 and 2004, the Company had property under capitalized leases of $4.7 million and $4.7 million, respectively, before accumulated depreciation, and $3.2 million and $3.8 million, respectively, net of accumulated depreciation. During the three and nine months ended September 30, 2005, the Company capitalized interest expense of $0.6 million and $1.5 million, respectively. For the three and nine months ended September 30, 2004, the Company capitalized $0.3 million and $1.1 million, respectively.
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

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense for the three and nine months ended September 30, 2005 was approximately $0.1 million and $0.7 million, respectively, and $2.1 million and $6.4 million for the respective periods in 2004. The Company’s estimated aggregate amortization expense for 2005 is $0.1 million, after which the assets will be fully amortized.
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its last annual impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of September 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accrued Liabilities
     Accrued liabilities consist of the following as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Accrued interest	$16,285	$33,041
Accrued payroll and benefits	9,695	7,724
Accrued programming costs	22,306	25,693
Accrued property, plant and equipment	10,997	8,394
Accrued service costs	6,436	5,738
Accrued taxes and fees	15,001	13,667
Accrued telecommunications	2,506	4,436
Subscriber advance payments	5,302	4,747
Other accrued expenses	6,904	4,080

	$95,432	$107,520

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Debt
     As of September 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	September 30,	December 31,
	2005	2004
Bank credit facilities	$857,875	$646,000
8 1/2% senior notes	—	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
Capital lease obligations	1,509	2,177

	$1,484,384	$1,473,177
Less: current portion	6,405	6,384

Total long-term debt	$1,477,979	$1,466,793

     The average interest rate on debt outstanding under the bank credit facilities was 5.7% and 3.1% as of September 30, 2005 and 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2005, the Company had unused credit commitments of approximately $278.6 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through September 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.2%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amounts that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At September 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $6.9 million, which is a component of prepaid expenses and other assets and non current other assets.
     In April 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company has recorded in its consolidated statement of operations for the nine months ended September 30, 2005, a loss on early extinguishment of debt of $4.7 million, representing $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs. The Company funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of the Company’s credit facilities.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a gain of $2.9 million and a loss of $2.1 million for the three months ended September 30, 2005 and 2004, respectively, and gain of $5.3 million and a loss of $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     As of September 30, 2005, approximately $9.4 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
(8) Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended. Compensation expense for stock options, restricted stock

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
units and other equity awards to employees is recorded by measuring the intrinsic value, defined as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount an employee must pay to acquire the stock, and amortizing the intrinsic value to compensation expense over the vesting period of the award.
     During the nine months ended September 30, 2005, certain employees received grants of stock options exercisable on underlying MCC shares. The stock option grants totaled 18,000 options which had an exercise price of $5.42 and vest equally over four years. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the exercise price of the options was at fair market value at the date of grant.
     During the nine months ended September 30, 2005, certain employees received 100,800 restricted stock units on underlying MCC shares. The restricted stock units were issued at a weighted average price of $5.49 per share, with a weighted average vesting period of 3.6 years. During the three and nine months ended September 30, 2005, the Company recorded $35,000 and $84,000, respectively, of compensation expense in its consolidated statements of operations related to the grants of restricted stock units. During the three and nine months ended September 30, 2005, 300 restricted stock units were forfeited.
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income (loss) would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$1,612	$(6,740)	$69	$10,052
Add: Total stock-based compensation expense included in net income as reported above	35	—	84	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(217)	(588)	(654)	(1,781)

Pro forma net income (loss)	$1,430	$(7,328)	$(501)	$8,271

     The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Investment in Affiliated Company
     The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the nine months ended September 30, 2005, the Company received in aggregate $13.5 million in cash dividends on the preferred equity.
(11) Legal Proceedings
     The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant or adverse effect on the Company’s financial position, operations or cash flows.
(12) Sale of Assets and Investments
     The Company recorded a net gain on sale of assets and investments amounting to $1.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively and $5.9 million for the nine months ended September 30, 2004. The net gain for the nine months ended September 30, 2005 was due to the sale of the Company’s remaining

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investment in American Independence Corporation common stock. The gain for the respective period in 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
(13) Hurricane Losses
     In July and August 2005, Hurricanes Dennis and Katrina impacted the Company’s systems in Alabama, Florida, and Mississippi, initially affecting about 45,000 and 55,000 basic subscribers, respectively. As of September 30, 2005, the Company estimated that these hurricanes resulted in the loss of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As a result, for the three month period ended September 30, 2005, the Company: (i) recorded revenues that reflected $0.6 million of service interruption credits issued to customers, $0.7 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.2 million of lost revenues in the advertising sales business; (ii) incurred additional service costs of approximately $0.5 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; (iii) incurred additional selling, general and administrative costs of approximately $0.3 million related to additional customer service employee costs required to support customers’ needs; and (iv) recorded an increase in depreciation expense of $0.6 million due to the impairment of cable plant and equipment. Subsequent impairment charges may result when the Company completes its assessment of the damage. In addition, the Company spent $4.1 million of capital expenditures to replace or rebuild property, plant and equipment damaged by these hurricanes during the three months ended September 30, 2005.
     In September 2004, Hurricane Ivan impacted the Company’s systems in Alabama and Florida initially affecting over 100,000 basic subscribers. This hurricane caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As a result, for the three month period ended September 30, 2004, the Company: (i) recorded revenues that reflected $2.9 million of service interruption credits issued to customers; (ii) incurred additional service costs of approximately $0.8 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; (iii) incurred additional selling, general and administrative costs of approximately $0.2 million related to additional customer service employee costs required to support customers’ needs; and (iv) recorded an increase in depreciation expense of $2.1 million due to the impairment of cable plant and equipment. In addition, the Company had capital expenditures of $8.1 million and $1.0 million in 2004 and the nine months ended September 30, 2005, respectively, to replace or rebuild property, plant and equipment damaged by Hurricane Ivan.
     The Company estimates that after September 30, 2005 it may spend an additional $5.5 million to rebuild the remainder of its damaged cable plant and other property and equipment, assuming the complete recovery of the affected communities, although it cannot be certain about the timing of such spending.
     The Company is insured against certain losses related to the hurricanes, principally facility damage, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and, in certain markets, phone service. We currently offer video and HSD bundles and, with our recent introduction of phone in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of September 30, 2005, our cable systems passed an estimated 1.34 million homes and served 655,000 basic subscribers. We provide digital video services to 197,000 digital customers and HSD to 201,000 data customers, representing a digital penetration of 30.1% of our basic subscribers and data penetration of 15.0% of our estimated homes passed, respectively.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have increased the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2005 and year-end 2004, competitive local-into-local services in our markets covered an estimated 91% of our basic subscribers, as compared to 48% at year-end 2003. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets during the rest of 2005 representing a modest amount of our subscriber base.
Hurricane Losses
     In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in the areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. Some of our customers’ homes in these areas also sustained varying levels of damage, including certain homes in the Mississippi area that were totally destroyed. Hurricanes Dennis and Katrina initially disrupted cable service to about 45,000 and 55,000 of our basic subscribers, respectively, in these states. We estimate that, as of September 30, 2005, the hurricanes caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers, which were reflected in our subscriber and customer counts as of September 30, 2005. We are currently providing service to substantially all of the surviving households in the affected communities, and we expect to recover a portion of these lost customers as they return to the region to rebuild or repair their homes. We anticipate that some customers will move back into their homes or into temporary housing on their properties while repairs or rebuilding are under way, and potentially reconnect or reactivate our service at that time.
     Our results of operations for the three and nine months ended September 30, 2005 take into account service interruption credits, lost revenues and incremental costs caused by these hurricanes. Revenues for the three and nine months ended September 30, 2005 reflected approximately $0.6 million of service interruption credits issued to customers, $0.7 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.2 million of lost revenue in the advertising sales business. We also incurred incremental service costs of approximately $0.5 million to cover the repair of our facilities, including increased employee and outside contractor costs; incremental selling, general and administrative costs of approximately $0.3 million related to incremental customer service employee costs required to support customers’ needs; and $0.6 million of additional depreciation expense due to the impairment of the cable plant and other property and equipment. Subsequent impairment charges may result as we complete our assessment of the damage. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $4.1 million for the three and nine months ended September 30, 2005.
     In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama and Florida experienced, to varying degrees, damage to cable plant and other property and equipment, service interruption and loss of customers. The hurricane initially disrupted cable service to over 100,000 of our basic subscribers in these two states. The hurricane caused losses of 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers, which were reflected in our subscriber and customer counts as of September 30, 2004.
     Our results of operations for the three and nine months ended September 30, 2004 take into account service interruption credits, lost revenues and incremental costs caused by the hurricane. Revenues for the three and nine months ended September 30, 2004 reflected approximately $2.9 million of service interruption credits issued to customers. We also incurred incremental service costs of approximately $0.8 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; incremental selling, general and administrative costs of approximately $0.2 million related to additional customer service employee costs required to support customers’ needs; and $2.1 million in additional depreciation expense due to the impairment of the cable plant and other property. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $8.1 million and $1.0 million for 2004 and the nine months ended September 30, 2005, respectively, for Hurricane Ivan.
     We estimate that after September 30, 2005, we may spend an additional $5.5 million to rebuild the remainder of our damaged cable plant and other property assuming the complete recovery of the affected communities, although we cannot be certain about the timing of such spending.
     We are insured against certain hurricane-related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

Actual Results of Operations
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$122,274	$116,048	$6,226	5.4%
Costs and expenses:
Service costs	51,258	46,720	4,538	9.7%
Selling, general and administrative expenses	23,905	22,442	1,463	6.5%
Management fee expense	2,464	2,297	167	7.3%
Depreciation and amortization	25,445	28,074	(2,629)	(9.4%)

Operating income	19,202	16,515	2,687	16.3%

Interest expense, net	(25,427)	(24,656)	(771)	3.1%
Gain (loss) on derivatives, net	2,936	(2,072)	5,008	NM
Gain on sale of assets and investments, net	1,446	—	1,446	NM
Investment income	4,500	4,500	—	0.0%
Other expense	(1,045)	(1,027)	(18)	1.8%

Net income (loss)	$1,612	$(6,740)	$8,352	NM

Revenues
     The following table sets forth revenue information for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$95,812	78.4%	$95,728	82.5%	$84	0.1%
Data	22,348	18.2%	17,121	14.7%	5,227	30.5%
Advertising	4,114	3.4%	3,199	2.8%	915	28.6%

	$122,274	100.0%	$116,048	100.0%	$6,226	5.4%

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
     Revenues increased 5.4%, largely attributable to an increase in data revenues.

     Video revenues increased 0.1%, as a result of rate increases applied on our subscribers and higher fees from our advanced video products and services, offset by a 3.8% decrease in basic subscribers from 681,000 to 655,000. Average monthly video revenue per basic subscriber rose 7.8% from $46.15 to $48.21. Our loss of basic subscribers resulted from continuing competitive pressures by other video providers and, to a lesser extent, the impact of Hurricanes Dennis and Katrina.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.
     Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the nine months ended September 30, 2005, with a net loss of 20,000 basic subscribers, compared to a loss of 43,000 in the same period last year. During the three months ended September 30, 2005, we lost 15,000 basic subscribers, compared to a loss of 21,000 in the same period last year. In addition, our digital television product category has rebounded significantly, growing 37,000 digital customers during the nine months ended September 30, 2005, compared to a gain of 3,000 in the same period last year. We had 197,000 digital customers as of September 30, 2005, compared to 154,000 as of September 30, 2004.
     Data revenues rose 30.5%, primarily due to a 31.4% year-over-year increase in data customers from 153,000 to 201,000 and, to a much lesser extent, the growth of our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased from $38.30 to $37.92, largely due to promotional offers in 2005.
     Advertising revenue increased 28.6%, primarily as a result of the interconnection of additional cable systems, which increased the number of homes available to our advertisers. The increase was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 9.7% and included incremental costs related to hurricanes in 2005 and 2004 of $0.5 million and $0.8 million, respectively. Programming costs increased 5.2%, as a result of higher unit costs charged by our programming vendors, offset by a lower base of basic subscribers during the quarter ended September 30, 2005. Field operating costs rose 24.6%, primarily due to higher vehicle fuel costs and greater use of outside contractors for hurricane-related repairs and customer activity typically performed by our technicians. Employee costs grew 5.8%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service, increased overtime and related expenses for higher levels of customer activity, and hurricane repairs. Service costs as a percentage of revenues were 41.9% for the three months ended September 30, 2005, as compared to 40.3% for the three months ended September 30, 2004.
     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
     Selling, general and administrative expenses rose 6.5% and included incremental costs related to hurricanes in 2005 and 2004 of $0.3 and $0.2, respectively. Employee costs increased 18.0%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel, which resulted from higher levels of customer activity. Marketing costs increased 18.6% as a result of greater use of direct sales contractors and television and radio advertising. These increases were offset in part by a 14.3% decrease in office expenses primarily due to lower telephone costs related to our customer call centers. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 21.2% for the three months ended September 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $2.5 million for the three months ended September 30, 2005 as compared to $2.3 million for the three months ended September 30, 2004. Management fee expense as a percentage of revenues was 2.0% for the three months ended September 30, 2005 and September 30, 2004.
     Depreciation and amortization decreased 9.4% to $25.4 million for the three months ended September 30, 2005, as compared to $28.1 million for the three months ended September 30, 2004. This decrease was principally due to higher levels of plant disposals in 2004 due to the sale of certain assets and a hurricane-related plant write down, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, rose 3.1%, primarily due to higher market interest rates on variable rate debt, offset in part by the redemption of our 8 1/2% Senior Notes due 2008 (“8 1/2 Senior Notes”) in April 2005 which was funded by lower cost bank borrowings.
Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $2.9 million for the three months ended September 30, 2005, as compared to a loss on derivatives amounting to $2.1 million for the three months ended September 30, 2004.
Gain on Sale of Asset and Investments, Net
     We recorded a net gain on sale of assets and investments of $1.4 million for the three months ended September 30, 2005. The net gain for the third quarter of 2005 was due to the sale of our remaining investment in American Independence Corporation common stock.
Investment Income from Affiliate
     Investment income from affiliate was $4.5 million for the three months ended September 30, 2005 and 2004. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense
     Other expense was $1.0 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Net Income (Loss)
     As a result of the factors described above, we generated net income for the three months ended September 30, 2005 of $1.6 million, as compared to a net loss of $6.7 million for the three months ended September 30, 2004.
Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004
     The following table sets forth our unaudited consolidated statements of operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$362,810	$355,962	$6,848	1.9%
Costs and expenses:
Service costs	148,628	138,434	10,194	7.4%
Selling, general and administrative expenses	69,900	65,541	4,359	6.7%
Management fee expense	7,374	6,737	637	9.5%
Depreciation and amortization	74,232	81,823	(7,591)	(9.3%)

Operating income	62,676	63,427	(751)	(1.2%)
Interest expense, net	(75,573)	(72,455)	(3,118)	4.3%
Loss on early extinquishment of debt	(4,742)	—	(2,834)	NM
Gain on derivatives, net	5,297	2,798	2,499	NM
Gain on sale of assets and investments, net	2,628	5,885	(3,257)	NM
Investment income	13,500	13,500	—	0.0%
Other expense	(3,717)	(3,103)	(614)	19.8%

Net income	$69	$10,052	$(9,983)	NM

Revenues
     The following table sets forth revenue information for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$288,908	79.6%	$296,698	83.4%	$(7,790)	(2.6%)
Data	63,497	17.5%	49,968	14.0%	13,529	27.1%
Advertising	10,405	2.9%	9,296	2.6%	1,109	11.9%

	$362,810	100.0%	$355,962	100.0%	$6,848	1.9%

     Revenues increased 1.9%, largely attributable to an increase in data revenues, offset by a decrease in video revenues.

     Video revenues decreased 2.6%, as a result of a year-over-year loss in basic subscribers from 681,000 to 655,000, offset in part by rate increases applied on our basic subscribers and higher fees from our advanced video products and services. Average monthly video revenue per basic subscriber rose 2.8% from $46.94 to $48.27. Our loss of basic subscribers resulted from continuing competitive pressures by other video providers and the impact of Hurricanes Dennis and Katrina.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.
     Data revenues rose 27.1%, primarily due to a 31.4% year-over-year increase in data customers from 153,000 to 201,000 and, to a much lesser extent, increased contribution from our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased from $40.38 to $38.83, largely due to promotional offers 2005.
     Advertising revenue increased 11.9%, as a result of stronger national and regional advertising and the interconnection of additional cable systems, which increased the number of homes available to our advertisers. The increase was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs grew 7.4% and included incremental costs related to hurricanes in 2005 and 2004 of $0.5 million and $0.8 million, respectively. Field operating costs rose 20.6%, significantly due to greater use of outside contractors for hurricane-related repairs and customer activity typically performed by our service employees, higher vehicle fuel costs, and to a lesser extent, increases in plant repairs and maintenance. Programming costs increased 3.5%, as a result of higher unit costs charged by our programming vendors, offset by a lower base of basic subscribers during the quarter ended September 30, 2005. Employee costs grew 5.3%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service, and increased overtime and related expenses for higher levels of customer activity, and hurricane repairs. Service costs as a percentage of revenues were 41.0% for the nine months ended September 30, 2005, as compared to 38.9% for the nine months ended September 30, 2004.
     Selling, general and administrative expenses rose 6.7% and included incremental costs related to hurricanes in 2005 and 2004 of $0.3 and $0.2, respectively. Employee costs increased 17.7%, primarily due to higher staffing and benefit costs, which resulted from higher levels of customer activity. Marketing costs grew 33.7% as a result of greater use of direct sales contractors and advertising campaigns to support sales of our products and services. These increases were offset in part by a 16.5% decrease in bad debt expense as a result of more effective customer credit and collection activities and a reduction of telephone costs related to our customer call centers. Selling, general and administrative expenses as a percentage of revenues were 19.3% and 18.0% for the nine months ended September 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $7.4 million for the nine months ended September 30, 2005 as compared to $6.7 million for the nine months ended September 30, 2004. Management fee expense as a percentage of revenues was 2.0% for the nine months ended September 30, 2005, as compared with 1.9% for the nine months ended September 30, 2004.
     Depreciation and amortization decreased 9.3% to $74.2 million for the nine months ended September 30, 2005, as compared to $81.8 million for the nine months ended September 30, 2004, as a result of asset retirements and a disposal of cable system assets in 2004, offset in part by increased deprecation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, increased by 4.3%, primarily due to higher market interest rates on variable rate debt, offset in part by the redemption of our 8 1/2% Senior Notes with lower cost bank borrowings.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt in the amount of $4.7 million for the nine months ended September 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of original issue discount and deferred financing costs.
Gain on Derivatives, Net
     We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded gains on derivatives amounting to $5.3 million and $2.8 million for the nine months ended September 30, 2005 and 2004 respectively.
Gain on Sale of Asset and Investments Net
     We recorded a net gain on sale of assets and investments of $2.6 million for the nine months ended September 30, 2005 and $5.9 million for the nine months ended September 30, 2004. The net gain for the nine months ended September 30, 2005 was due to the sale of our investment in American Independence Corporation common stock. The net gain for the second quarter of 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
Investment Income from Affiliate
     Investment income from affiliate was $13.5 million for the nine months ended September 30, 2005 and 2004. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense
     Other expense was $3.7 million and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments. The increase was a result of higher commitment fees during the nine months ended September 30, 2005.
Net Income
     As a result of the factors described above, we generated net income for the nine months ended September 30, 2005 and 2004 of $69,000 and $10.1 million, respectively.

Liquidity and Capital Resources
Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments, however, have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and phone service. In the nine months ended September 30, 2005, we made $89.8 million of capital expenditures, including $5.1 million to rebuild or replace damaged property, plant and equipment caused by Hurricanes Ivan, Dennis and Katrina. We estimate that after September 30, 2005, we may spend an additional $5.5 million to rebuild the remainder of our damaged cable plant and other property assuming the complete recovery of the affected communities, although we cannot be certain about the timing of such spending.
     We have a significant level of debt. As of September 30, 2005, our total debt was $1.48 billion. Of this amount, $6.4 million matures within the twelve months ending September 30, 2006. Given our level of indebtedness, we also have significant amounts of interest expense obligations. During the quarter ended September 30, 2005 we paid cash interest of $94.0 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes.
     During the nine months ended September 30, 2005, we generated $71.2 million of net cash flows from operating activities, which together with the $8.3 million provided by financing activities and $5.7 million decrease in our cash balances funded net cash flows used in investing activities of $85.2 million. Our cash requirements for investing activities were predominantly for capital expenditures for the nine months ended September 30, 2005.
     We have a $1.15 billion bank credit facility expiring in 2012, of which $857.9 million was outstanding as of September 30, 2005. As of September 30, 2005, we had unused credit commitments of about $278.6 million, of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through September 30, 2005, we were in compliance with all of the covenants under our debit arrangements. Continued access to our credit facility is subject to our remaining in compliance with the covenants of our credit facility, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facility and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
Operating Activities
     Net cash flows provided by operating activities were $71.2 million and $97.5 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease was principally due to the decline in operating income offset in part by the timing of cash receipts and expense in our working capital accounts.
Investing Activities
     Net cash flows used in investing activities were $85.2 million and $54.3 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was substantially due to higher capital expenditures, which rose to $89.8 million from $61.5 million in the same period last year, resulting mainly from greater levels of customer connection activities, the rebuild of our plant related to damage from Hurricanes Ivan, Dennis and Katrina, and to a lesser extent, from network upgrades and the planned investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs of technicians and outside contractors.
     In January 2005, we loaned $88.0 million to Mediacom Broadband in the form of a demand note, with an annual interest rate of 6.7%, payable semi-annually in cash. This demand note was repaid by Mediacom Broadband in April 2005.

Financing Activities
     Net cash flows provided by financing activities were $8.3 million for the nine months ended September 30, 2005, as compared to net cash flows used in financing activities of $49.0 million for the same period last year. Our financing activities included the following:
In January 2005, we borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstanding amounts under our revolving credit facility and to make the aforementioned loan of $88.0 million to Mediacom Broadband.
On April 15, 2005, we redeemed all of our outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings from the revolving credit portion of our credit facility.
Other
     We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through June 2009, to hedge $400.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of September 30, 2005, about 69% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 7.1%.
     As of September 30, 2005, approximately $9.4 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense(1)	Total
October 1, 2005 to September 30, 2006	$5,500	$905	$1,589	$105,669	$113,663
October 1, 2006 to September 30, 2007	5,500	597	1,250	105,327	112,674
October 1, 2007 to September 30, 2008	20,500	7	870	104,995	126,372
October 1, 2008 to September 30, 2009	28,500	—	651	104,112	133,263
October 1, 2009 to September 30, 2010	49,000	—	482	102,544	152,026
Thereafter	1,373,875	—	1,943	224,552	1,600,370

Total cash obligations	$1,482,875	$1,509	$6,785	$747,199	$2,238,368

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2005 and the average interest rates applicable under such debt obligations.

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
     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Programming Costs
     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheet and recognize such amounts as a reduction of programming costs (which are a component of service costs in our consolidated statement of operations) over the carriage term of the programming contract.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, we revised our estimate of probable losses in the accounts receivable of our advertising business to better reflect historical experience. The change in the estimate of probable losses did not result in a material impact to the consolidated statement of operations for the three and nine months ended September 30, 2005.
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
Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the October 2004, determined that there was no impairment of goodwill or indefinite-lived intangible assets. As of September 30, 2005, there were no events since then that would require an impairment analysis to be completed before the annual test date.
Derivative Instruments
     We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005.
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     We will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. We believe the adoption of SFAS No. 123R will have a material impact on our consolidated statement of operations. We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
Inflation and Changing Prices
     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations, we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on our variable interest rate debt. As of September 30, 2005, we had $400.0 million of interest rate swaps with various banks at a weighted-average fixed rate of approximately 3.2%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the interest expense. Under the terms of the interest rate swaps, which expire from 2006 through 2009, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At September 30, 2005, based on the mark-to-market valuation, we would have received approximately $6.9 million, including accrued interest, if we terminated these agreements.
     The table below provides the expected maturity and estimated fair value of our debt as of September 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

	Senior	Bank Credit	Capital Lease
	Notes	Facility	Obligations	Total
Expected Maturity:

October 1, 2005 to September 30, 2006	$—	$5,500	$905	$6,405
October 1, 2006 to September 30, 2007	—	5,500	597	6,097
October 1, 2007 to September 30, 2008	—	20,500	7	20,507
October 1, 2008 to September 30, 2009	—	28,500	—	28,500
October 1, 2009 to September 30, 2010	—	49,000	—	49,000
Thereafter	625,000	748,875	—	1,373,875

Total	$625,000	$857,875	$1,509	$1,484,384

Fair Value	$616,250	$857,875	$1,509	$1,475,634

Weighted Average Interest Rate	9.2%	5.7%	3.1%	7.2%

ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
     The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
     The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC

November 14, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 14, 2005	By:	/s/ Mark E. Stephan

Mark E. Stephan
Treasurer and Secretary