Form 10-Q
period 2006-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2006-05-15
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

☑ Yes        ☐ No

    Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filers” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers                ☐ Accelerated filers                 ☑ Non-accelerated filers

     Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☑ No

    Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

    *Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

Cautionary Statement Regarding Forward-Looking Statements

    You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

    In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC.  Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,918	$6,466
Accounts receivable, net of allowance for doubtful accounts of $1,032 and $1,235, respectively	25,100	27,617
Prepaid expenses and other assets	6,873	6,064
Total current assets	38,891	40,147
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $837,418 and $815,387, respectively	710,688	711,804
Franchise rights, net of accumulated amortization of $102,195	552,610	552,610
Goodwill, net of accumulated amortization of $3,231	16,800	16,800
Subscriber lists, net of accumulated amortization of $138,513 and $138,504, respectively	40	49
Total investment in cable television systems	1,280,138	1,281,263
Other assets, net of accumulated amortization of $13,454 and $12,759, respectively	20,062	20,600
Total assets	$1,489,091	$1,492,010

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$110,759	$117,411
Deferred revenue	19,747	18,600
Current portion of long-term debt	6,419	6,412
Total current liabilities	136,925	142,423
Long-term debt, less current portion	1,465,762	1,462,369
Other non-current liabilities	10,298	10,819
Total liabilities	1,612,985	1,615,611

MEMBERS' DEFICIT
Capital contributions	548,521	548,521
Accumulated deficit	(672,415)	(672,122)
Total members' deficit	(123,894)	(123,601)
Total liabilities and members' deficit	$1,489,091	$1,492,010

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Revenues	$126,521	$117,498

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $25,543 and $24,220, respectively, shown separately below)	53,419	48,120
Selling, general and administrative expenses	23,224	22,675
Management fee expense	2,297	2,378
Depreciation and amortization	25,543	24,220

Operating income	22,038	20,105

Interest expense, net	(26,380)	(25,662)
Gain on derivatives, net	573	3,093
Investment income from affiliate	4,500	4,500
Other expense	(1,024)	(1,395)

Net (loss) income	$(293)	$641

The accompanying notes to the unaudited financial
statements are an integral part of these statements
5

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(293)	$641
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,543	24,220
Gain on derivatives, net	(573)	(3,093)
Amortization of deferred financing costs	695	859
Non-cash share-based compensation	144	14
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,517	2,228
Prepaid expenses and other assets	(392)	(7,190)
Accrued liabilities	(6,796)	(11,520)
Deferred revenue	1,147	509
Other non-current liabilities	(521)	(1,082)
Net cash flows provided by operating activities	21,471	5,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,419)	(23,825)
Loan to affiliated company-note receivable	-	(88,000)
Net cash flows used in investing activities	(24,419)	(111,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	32,000	238,000
Repayment of debt	(28,600)	(135,593)
Financing costs	-	(50)
Net cash flows provided by financing activities	3,400	102,357
Net increase in cash and cash equivalents	452	(3,882)
CASH AND CASH EQUIVALENTS, beginning of period	6,466	12,131
CASH AND CASH EQUIVALENTS, end of period	$6,918	$8,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$41,190	$35,955

The accompanying notes to the unaudited financial
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

(2)    Recently Issued Accounting Pronouncements

    In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

    In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.” SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its Consolidated Financial Condition or results of operations.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)    Property, Plant and Equipment

    Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Land and land improvements	$1,490	$1,490
Buildings and leasehold improvements	16,018	15,877
Cable systems, equipment and subscriber devices	1,482,077	1,462,189
Vehicles	30,519	30,040
Furniture, fixtures and office equipment	18,002	17,595
	1,548,106	1,527,191
Accumulated depreciation	(837,418)	(815,387)
Property, plant and equipment, net	$710,688	$711,804

(4)    Accrued Liabilities

    Accrued liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Accrued interest	$16,199	$31,022
Accrued payroll and benefits	10,132	8,762
Accrued programming costs	19,405	20,320
Accrued property, plant and equipment	9,772	7,851
Accrued service costs	5,909	6,214
Accrued taxes and fees	11,427	14,572
Accrued telecommunications	6,128	4,432
Subscriber advance payments	5,542	5,189
Other accrued expenses	26,245	19,049
	$110,759	$117,411

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)    Debt

    Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Bank credit facilities	$846,125	$842,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	1,056	1,281
	$1,472,181	$1,468,781
Less: Current portion	6,419	6,412
Total long-term debt	$1,465,762	$1,462,369

Bank Credit Facilities

    The average interest rates on debt outstanding under the bank credit facilities were 6.7% and 4.7% as of March 31, 2006 and 2005, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2006, the Company had unused credit commitments of approximately $285.4 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through March 31, 2006.

    As of March 31, 2006, approximately $11.6 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements

    The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.2%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, the Company is exposed to credit loss in the event of nonperformance by the other parties. As of March 31, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $8.1 million, which is a component of other assets. The Company recorded gains of $0.6 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively.

(6)    Share-Based Compensation

    Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.  All share-based payments are in the form of equity securities of MCC.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    Under this method, prior periods are not restated and the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

Impact of the Adoption of SFAS No. 123(R)

    Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.1 million for the three months ended March 31, 2006. Results for prior periods have not been restated.

Total share-based compensation for the three month period ended March 31, 2006 was as follows (amounts in thousands):

Three Months Ended
March 31,
2006
Share-based compensation expense by type of award:
Employee stock options	$57
Employee stock purchase plan	36
Restricted stock units	51

Total share-based compensation expense	$144

    As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards was $0.3 million as of March 31, 2006, which will be recognized over a weighted average period of 2.6 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

    Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three months ended March 31, 2005 (dollars in thousands):

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Three Months Ended
		March 31,
		2005

Net income as reported		$641
Add:	Total non-cash share-based compensation expense included in net loss as reported	14
Deduct:	Total share-based compensation expense determined under fair value based method for all awards	(253)
Pro forma net loss		$402

Valuation Assumptions

    As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.7%	3.9%	4.8%	3.7%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

    MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the MCC’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three months ended March 31, 2006, the Company elected the simplified method in accordance with Staff Accounting Bulletin 107’s (“SAB 107”) to estimate the option life of share-based awards. The risk free rate is based on the U.S. Treasury yield in effect at the date of grant.

Stock Option Plan

    In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarized the activity of the Company’s option plans for the three months ended March 31, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	1,140,219	$17.65
Granted	15,000	5.75
Exercised	-	-
Forfeited	(12,015)	17.58
Expired	-	-
Outstanding at March 31, 2006	1,143,204	$17.47	4.3

Exercisable at March 31, 2006	1,072,144	$18.12	4.1

    The weighted average fair value at the date of grant of a Class A common stock option granted under MCC’s option plan during the three months ended March 31, 2006 and 2005 was $5.75 and $5.42, respectively.

The following table summarizes information concerning stock options outstanding as of March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00 - $12.00	117,275	6.5	$7.77	$8	49,465	6.6	$8.53	$2
$12.01 - $18.00	263,790	4.8	17.35	-	261,790	4.8	17.36	-
$18.01 - $22.00	762,139	3.8	19.01	-	760,889	3.8	19.01	-
	1,143,204	4.3	$17.47	$8	1,072,144	4.1	$18.12	$2

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC’s average stock price of $5.80 per share during the three months ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units

    The Company grants restricted stock units to certain employees and directors (“participants”) in MCC’s Class A common stock. Awards of restricted stock units are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $5.80 per share during the three months ended March 31, 2006, was $0.9 million.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity of the Company’s restricted stock unit awards for the three months ended March 31, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	100,500	$5.49
Granted	60,100	5.72
Awards Vested	(6,275)	5.69
Forfeited	(400)	5.69
Unvested Awards at March 31, 2006	153,925	$5.57

Employee Stock Purchase Plan

    The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at 85% of the lower of the fair market value on the first or last day of each six mo nth offering period. Shares purchased by employees amounted to 19,063 and 17,539 for the three months ended for March 31, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS No. 123(R) was $36,000 for the three months ended March 31, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the three months ended March 31, 2005.

(7)    Investment in Affiliated Company

    The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the three months ended March 31, 2006, the Company received in aggregate $4.5 million in cash dividends on the preferred equity.

(8)    Commitments and Contingencies

Legal Proceedings

    The Company is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC (Case No. CV101-2809CC), pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-based damages for an alleged trespass. The lawsuit was originally filed on April 24, 2001. Pursuant to license agreements with the relevant state and county authorities and utility companies, the Company placed interconnect fiber optic cable within state and county highway rights-of-way and on existing utility easements in areas of Missouri not presently served by a cable franchise. The lawsuit alleges that the Company was required but failed to obtain permission from the adjoining landowners to place the cable. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006, and the Company is currently pursuing its appellate remedies with respect to that order. The Company intends to vigorously defend against any claims made by the plaintiffs. The Company has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend the Company under a reservation of rights, and a declaratory judgment action is pending regarding the carrier's defense and coverage responsibilities. The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

    The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

(9)    Subsequent Event

    On May 5, 2006, the operating subsidiaries of Mediacom LLC refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three months ended, March 31, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

    We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), and high-speed data access (“HSD”) and phone service. Where our phone service is available, we offer triple play bundles of video, HSD and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

    As of March 31, 2006, our cable systems passed an estimated 1.35 million homes and served 650,200 basic video subscribers. We provide digital video services to 207,400 digital customers, representing a penetration of 31.9% of our basic subscribers. We also currently provide HSD to 224,000 data customers, representing a penetration of 16.6% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 300,000 and 10,000 customers, respectively, as of March 31, 2006.

    Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization, non-cash stock compensation charges and cash investment income from an affiliate. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

    Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash stock compensation charges and cash investment income from an affiliate. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Notes 6 and 7 of our financial statements for more information on non-cash stock compensation costs and cash investment income from affiliate.

Actual Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change

Revenues	$126,521	$117,498	$9,023	7.7%

Costs and expenses:
Service costs	53,419	48,120	5,299	11.0%
Selling, general and administrative expenses	23,224	22,675	549	2.4%
Management fee expense	2,297	2,378	(81)	(3.4%)
Depreciation and amortization	25,543	24,220	1,323	5.5%
Operating income	22,038	20,105	1,933	9.6%
Interest expense, net	(26,380)	(25,662)	(718)	2.8%
Gain on derivatives, net	573	3,093	(2,520)	NM
Investment income from affiliate	4,500	4,500	-	-
Other expense	(1,024)	(1,395)	371	(26.6%)
Net (loss) income	$(293)	$641	$(934)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$52,225	$48,839	$3,386	6.9%
Non-cash stock compensation charges	(144)	(14)	(130)	NM
Investment income from affiliate	(4,500)	(4,500)	-	NM
Depreciation and amortization	(25,543)	(24,220)	(1,323)	5.5%
Operating income	$22,038	$20,105	$1,933	9.6%

Revenues

The following table sets forth revenue information for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Video	$97,190	$94,773	$2,417	2.6%
Data	24,445	19,834	4,611	23.2%
Phone	746	-	746	NM
Advertising	4,140	2,892	1,248	43.2%
	$126,521	$117,499	$9,022	7.7%

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	650,200	673,500	(23,300)	(3.5%)
Data customers	224,000	181,000	43,000	23.8%
Phone customers	10,000	-	10,000	NM
Average monthly video revenue per basic subscriber (1)	$49.83	$46.85	$2.98	6.4%
Average monthly data revenue per data subscriber (2)	$37.38	$38.55	$(1.17)	(3.0%)

(1) Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.
(2) Average monthly data revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for the quarter.

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

    Revenues rose 7.7%, largely attributable to growth in our data customers and higher video revenues. We continue to expand the availability, and enhance the quality, of our advanced video services, such as VOD, HDTV and DVRs. Over the past two years, we have more than tripled the download speed of our HSD product. As of March 31, 2006, and within nine months of the launch of our phone service, we were marketing this new product to about 22% of the homes in our markets. We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. As a result, we grew our revenue generating units (“RGUs”) by 6.0% to 1.09 million from 1.03 million. RGUs represent the sum of basic subscribers and digital , HSD and phone customers.

    Video revenues increased 2.6%, as a result of higher service fees from advanced video products and to a lesser extent the impact of basic rate increases applied on our video subscribers, offset in part by a 3.5% year-to-year subscriber loss. Average monthly video revenue per basic video subscriber increased 6.4%. During the three months ended March 31, 2006, subscribers remained constant compared to a loss of 1,500 subscribers during the same period last year. Our year-over-year loss of basic subscribers as of March 31, 2006, reflected a loss of 9,000 during the third quarter of 2005 as a result of Hurricane Katrina.  Digital customers increased 31,900 to 207,400 when compared to the same period last year.

    Data revenues rose 23.2%, primarily due to a 23.8% year-over-year increase in data customers and, to a much lesser extent, an increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased 3.0%, as a result of promotional offers during 2005.

    In June 2005, we launched Mediacom Phone, and as of March 31, 2006, our phone service was marketed to approximately 0.3 million of our estimated 1.35 million homes and served 10,000 customers. We expect to market Mediacom Phone to approximately 1.1 million homes by year-end 2006.

    Advertising revenue increased 43.2%, as a result of stronger local and regional advertising.

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

    Service costs rose 11.0%, primarily due to increases in programming costs, and to a lesser extent employee expenses, HSD and phone service costs. Programming expense, the largest component of service cost, increased 10.0%, principally as a result of higher unit costs charged by our programming vendors, and, to a lesser extent, a benefit we recognized in the first quarter of 2005 relating to a certain contract renewal, offset in part by a lower base of basic subscribers. Personnel costs grew by 9.0%, due to increased headcount of our technical workforce for customer installation activity and higher employee related insurance expenses, offset in part by a benefit we recognized in the first quarter of 2005 from lower than expected labor costs related to Hurricane Ivan repairs.  Recurring expenses related to our HSD and phone service grew incrementally with the increase of customers.

    Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

    Selling, general and administrative expenses rose 2.4%, principally due to higher employee expenses, offset in part by a significant decrease in marketing costs. Employee expenses grew 16.5%, as a result of increased headcount of our administrative, direct sales and customer service personnel. The increase in selling, general and administrative expenses was significantly offset by a 29.0% decrease in direct marketing costs as a result of a reduction of contracted third party direct sales representatives and lower direct advertising expenses. Selling, general and administrative expenses as a percentage of revenues were 18.4% and 19.3% for the three months ended March 31, 2006 and 2005, respectively.

    We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs and HSD and, in the second quarter of 2005, the launch of cable telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

    Management fee expense reflects charges incurred under our management agreements with our parent, MCC. Management fee expense was $2.3 million for the three months ended March 31, 2006 as compared to $2.4 million for the three months ended March 31, 2005. Management fee expense as a percentage of revenues was 1.8% for the three months ended March 31, 2006, as compared with 2.0% for the three months ended March 31, 2005.

    Adjusted OIBDA

    Adjusted OIBDA rose 6.9%, principally due to revenue growth, partially offset by higher costs and expenses.

    Depreciation and Amortization

    Depreciation and amortization increased 5.5%, principally due to increased depreciation on our investments in our cable network for new products and services.

    Operating Income

    Operating income grew 9.6%, largely due to growth in Adjusted OIBDA and, to a lesser extent, higher depreciation and amortization expense.

     Interest Expense, Net

    Interest expense, net, increased 2.8% for the three months ended March 31, 2006, as compared to the respective period in 2005, principally due to an increase in market interest rates on variable rate debt and to a lesser extent, higher average indebtedness.

    Gain on Derivatives, Net

    We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2006 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $0.6 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively.

    Investment Income from Affiliate

    Investment income from affiliate was $4.5 million for the three months ended March 31, 2006 and 2005. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.

    Other Expense

    Other expense was $1.0 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

    Net (Loss) Income

    As a result of the factors described above, we generated a net loss of $0.3 million for the three months ended March 31, 2006, as compared to net income of $0.6 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Overview

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

    As of March 31, 2006, our total debt was $1.47 billion. Of this amount, $6.4 million matures within the twelve months ending March 31, 2007. During the three months ended March 31, 2006, we paid cash interest of $41.2 million.

    On May 5, 2006, we refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

    As of March 31, 2006, giving effect to this transaction, we had unused credit commitments of about $385.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

    For all periods through March 31, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.

Operating Activities

    Net cash flows provided by operating activities were $21.5 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively. This increase was principally due to the timing of cash receipts and expenses in our operating assets and liabilities and, to a lesser extent, an increase in operating income.

Investing Activities

    Net cash flows used in investing activities were $24.4 million and $111.8 million for the three months ended March 31, 2006 and 2005, respectively.  All of the cash flows used in investing activities have been for capital expenditures for the three months ended March 31, 2006.  For the three months ended March 31, 2006, we loaned $88.0 million to Mediacom Broadband in the form of a demand note which was repaid in April 2005.

Financing Activities

    Net cash flows provided by financing activities were $3.4 million for the three months ended March 31, 2006, as compared to $102.4 million of net cash flows used in financing activities for the same period last year. In 2006, our principal financing activities included net borrowings under our bank credit facilities.

Contractual Obligations and Commercial Commitments

    There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Share-based Compensation

    We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

    For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2005.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Mediacom LLC

    The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

    The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

    See Note 8 to our consolidated financial statements.

ITEM 1A.     RISK FACTORS

    For a more detailed explanation of the factors affecting our business, please refer to the risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)
10.2
Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders. (1)

31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

May 15, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 15, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Treasurer and Secretary