Form 10-Q
period 2006-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2006-08-14
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
FOR THE PERIOD ENDED JUNE 30, 2006

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC.  Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 23,411	$ 6,466
Accounts receivable, net of allowance for doubtful accounts of $957 and $1,235, respectively	28,362	27,617
Prepaid expenses and other assets	10,578	6,064
Total current assets	62,351	40,147

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $861,320 and $815,387, respectively	712,429	711,804
Franchise rights, net of accumulated amortization of $102,195	552,513	552,610
Goodwill, net of accumulated amortization of $3,231	16,800	16,800
Subscriber lists, net of accumulated amortization of $138,520 and $138,504, respectively	33	49
Total investment in cable television systems	1,281,775	1,281,263

Other assets, net of accumulated amortization of $11,844 and $12,759, respectively	17,790	20,600
Total assets	$ 1,511,916	$ 1,492,010

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$ 140,676	$ 117,411
Deferred revenue	20,275	18,600
Current portion of long-term debt	4,054	6,412
Total current liabilities	165,005	142,423
Long-term debt, less current portion	1,471,772	1,462,369
Other non-current liabilities	9,733	10,819
Total liabilities	1,646,510	1,615,611

Commitments and contingencies (Note 9)

MEMBERS' DEFICIT
Capital contributions	540,496	548,521
Accumulated deficit	(675,090)	(672,122)
Total members' deficit	(134,594)	(123,601)
Total liabilities and members' deficit	$1,511,916	$1,492,010

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$132,652	$123,038	$259,173	$240,536

Costs and expenses:
Service costs (exclusive of depreciation and amortization of
$25,888, $24,567, 51,431 and $48,787, respectively, shown separately below)	55,287	49,132	108,707	97,114
Selling, general and administrative expenses	24,063	23,438	47,287	46,251
Management fee expense	2,284	2,532	4,581	4,910
Depreciation and amortization	25,888	24,567	51,431	48,787

Operating income	25,130	23,369	47,167	43,474

Interest expense, net	(26,839)	(24,484)	(53,219)	(50,146)
Loss on early extinguishment of debt	(4,624)	(4,742)	(4,624)	(4,742)
Gain (loss) on derivatives, net	387	(733)	961	2,360
Gain on sale of assets and investments, net	-	1,183	-	1,183
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense	(1,229)	(1,277)	(2,253)	(2,672)

Net loss	$(2,675)	$(2,184)	$(2,968)	$(1,543)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,968)	$(1,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,431	48,787
Gain on derivatives, net	(961)	(2,360)
Gain on sale of assets and investments, net	-	(1,183)
Loss on early extinguishment of debt	2,999	1,908
Amortization of deferred financing costs	1,337	1,618
Share-based compensation	190	49
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(745)	688
Prepaid expenses and other assets	(5,150)	4,028
Accrued liabilites	23,265	673
Deferred revenue	1,675	813
Other non-current liabilities	(1,086)	(1,877)
Net cash flows provided by operating activities	69,987	51,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,038)	(55,622)
Proceeds from sale of assets and investments	-	2,082
Net cash flows used in investing activities	(52,038)	(53,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	687,000	451,000
Repayment of debt	(679,955)	(253,190)
Distribution to parent	(8,000)	-
Redemption of senior notes	-	(200,000)
Other financing activities	(49)	(50)
Net cash flows used in financing activities	(1,004)	(2,240)
Net increase (decrease) in cash and cash equivalents	16,945	(4,179)
CASH AND CASH EQUIVALENTS, beginning of period	6,466	12,131
CASH AND CASH EQUIVALENTS, end of period	$23,411	$7,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$52,869	$54,628

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.

The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 7. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended June 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million for the three and six months ended June 30, 2006.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Cable systems, equipment and subscriber devices	$1,506,574	$1,462,189
Vehicles	30,669	30,040
Furniture, fixtures and office equipment	18,746	17,595
Buildings and leasehold improvements	16,060	15,877
Land and land improvements	1,700	1,490
	1,573,749	1,527,191
Accumulated depreciation	(861,320)	(815,387)
Property, plant and equipment, net	$712,429	$711,804

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Other accrued expenses	$39,367	$19,049
Accrued interest	31,607	31,022
Accrued programming costs	18,554	20,320
Accrued taxes and fees	12,594	14,572
Accrued payroll and benefits	10,270	8,762
Accrued property, plant and equipment	9,377	7,851
Accrued service costs	6,864	6,214
Accrued telecommunications costs	6,693	4,432
Subscriber advance payments	5,350	5,189
	$140,676	$117,411

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT

Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Bank credit facilities	$850,000	$842,500
9½% senior notes due 2013	500,000	500,000
7⅞% senior notes due 2011	125,000	125,000
Capital lease obligations	826	1,281
	1,475,826	1,468,781
Less: Current portion	4,054	6,412
Total long-term debt	$1,471,772	$1,462,369

Bank Credit Facilities

On May 5, 2006, the Company refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

The Company recorded in its consolidated statement of operations for the three and six months ended June 30, 2006 a loss on early extinguishment of debt of $4.6 million, representing $1.6 million of bank fees and the write-off of $3.0 million of unamortized deferred financing costs.

The average interest rates on debt outstanding under the bank credit facilities as of June 30, 2006 and 2005 were 6.7% and 5.2%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2006, the Company had unused credit commitments of approximately $388.4 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of June 30, 2006.

As of June 30, 2006, approximately $11.6 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.2%. In June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.4% on $200.0 million of floating rate debt for three years, commencing on September 29, 2006 and December 29, 2006 in the amounts of $100.0 million and $100.0 million, respectively. These have been accounted for on a mark-to-market basis for the three months ended June 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $250.0 million, $50.0 million and $300.0 million during the years ended December 31, 2006, 2007 and 2009, respectively.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. MEMBERS’ DEFICIT

On June 29, 2006, the Company paid an $8.0 million dividend to MCC that was funded with available cash.

7. SHARE-BASED COMPENSATION

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

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption.

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental non-cash, share-based compensation expense recognized due to the adoption of SFAS 123(R) was approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2006, respectively. Compensation cost related to restricted stock units was recognized before the implementation of SFAB No. 123(R). Results for prior periods have not been restated.

Total share-based compensation expense for the three and six months ended June 30, 2006, were as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Share-based compensation expense by type of award:
Employee stock options	$13	$70
Employee stock purchase plan	(11)	25
Restricted stock units	44	95

Total share-based compensation expense	$46	$190

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards was $0.2 million as of June 30, 2006, which will be recognized over a weighted average period of 2.4 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for non-cash, share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three and six months ended June 30, 2005 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$(2,184)	$(1,543)

Add: Total share-based compensation expense
included in net income as reported above	35	49
Deduct: Total share-based compensation expense determined
under fair value based method for all awards	(183)	(437)

Pro forma net income	$(2,332)	$(1,931)

Valuation Assumptions

As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three and Six Months Ended		Three and Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.7%	3.9%	4.8%	3.7%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the MCC’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three and six months ended June 30, 2006, the Company elected the simplified method in accordance with Staff Accounting Bulletin 107’s (“SAB 107”) to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

In April 2003, MCC’s Board of Directors adopted MCC’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated the MCC’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

The following table summarized the activity of the 2003 Plan for the six months ended June 30, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	1,146,270	$17.69
Granted	15,000	5.66
Exercised	-	-
Forfeited	(21,277)	17.85
Expired	-	-
Outstanding at June 30, 2006	1,139,993	$17.47	4.1

Exercisable at June 30, 2006	1,075,936	$18.09	4.0

The weighted average fair value at the date of grant of a Class A common stock option granted under the 2003 Plan during the six months ended June 30, 2006 and 2005 was $5.66 and $5.42, respectively.

The following table summarizes information concerning stock options outstanding as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
Range of	Number of	Remaining	Weighted	Aggregate	Number of	Remaining	Weighted	Aggregate
Exercise	Shares	Contractual	Average	Intrinsic Value	Shares	Contractual	Average	Intrinsic Value
Prices	Outstanding	Life	Exercise Price	(in thousands)	Outstanding	Life	Exercise Price	(in thousands)

$5.00 - $12.00	116,785	6.2	$7.74	$19	54,728	6.4	8.86	$3
$12.01 - $18.00	263,790	4.7	17.35	-	261,790	4.7	17.36	-
$18.01 - $22.00	759,418	3.6	19.01	-	759,418	3.6	19.01	-
	1,139,993	4.1	$17.47	$19	1,075,936	4.0	18.09	$3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC’s average stock price of $6.11 per share during the six months ended June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

MCC grants restricted stock units to certain employees and directors (“participants”) in MCC’s Class A common stock. Awards of restricted stock units are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $6.11 per share during the six months ended June 30, 2006, was $0.9 million.

The following table summarizes the activity of MCC’s restricted stock unit awards for the six months ended June 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	100,500	$5.49
Granted	60,100	5.72
Awards Vested	(6,275)	5.69
Foreited	(1,100)	5.70
Unvested Awards at June 30, 2006	153,225	$5.57

Employee Stock Purchase Plan

MCC maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 19,063 and 17,539 for the six months ended June 30, 2006 and 2005, which expire in March and September of each year, respectively. Compensation expense related to the adoption of SFAS No. 123(R) was $0.1 million for the six months ended June 30, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the six months ended June 30, 2005.

8. INVESTMENT IN AFFILIATED COMPANY

The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.  The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the three and six months ended June 30, 2006, the Company received in aggregate $4.5 million and $9.0 million, respectively, in cash dividends on the preferred equity. During the three and six months ended June 30, 2005, the Company received in aggregate $4.5 million and $9.0 million, respectively, in cash dividends on the preferred equity.

 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for an alleged trespasses on land owned by private parties.  The lawsuit was originally filed on April 24, 2001.  Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, the Company placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise.  The lawsuit alleges that the Company was required but failed to obtain permission from the landowners to place the cable.  The lawsuit has not made a claim for specified damages.  An order declaring that this action is appropriate for class relief was entered on April 14, 2006, and the Company is currently pursuing its appellate remedies with respect to that order.  The Company intends to vigorously defend against any claims made by the plaintiffs.  The Company has tendered the lawsuit to its insurance carrier for defense and indemnification.  The carrier has agreed to defend the Company under a reservation of rights, and a declaratory judgment action is pending regarding the carrier's defense and coverage responsibilities.  The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

The Company, its subsidiaries, MCC and other affiliated companies are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

10. SUBSEQUENT EVENTS

On July 12, 2006, the Company borrowed $74.0 million (the “Revolver Draw”) under the revolving credit portion of its subsidiary credit facility. On the same date, the Company used the proceeds of the Revolver Draw and $26.0 million of available cash to pay a $100.0 million distribution to MCC. As of June 30, 2006, after giving effect to the distribution, the Company had unused revolving credit commitments of $314.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of its debt arrangements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the six months ended, June 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of June 30, 2006, our cable systems passed an estimated 1.4 million homes and served 644,000 basic video subscribers. We provide digital video service to 209,800 customers, representing a penetration of 32.6% of our basic subscribers. We also currently provide HSD to 231,000 customers, representing a penetration of 17.1% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 400,000 estimated homes and 17,000 customers, respectively, as of June 30, 2006.

Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash share-based compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash, share-based compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 7 of our financial statements for more information on non-cash, share-based compensation costs.

Actual Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

The following table sets forth our unaudited consolidated statements of operations for the three months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):
	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Revenues	$132,652	$123,038	$9,614	7.8%

Costs and expenses:
Service costs	55,287	49,132	6,155	12.5%
Selling, general and administrative expenses	24,063	23,438	625	2.7%
Management fee expense	2,284	2,532	(248)	(9.8%)
Depreciation and amortization	25,888	24,567	1,321	5.4%
Operating income	25,130	23,369	1,761	7.5%

Interest expense, net	(26,839)	(24,484)	(2,355)	9.6%
Loss on early extinguishment of debt	(4,624)	(4,742)	118	NM
Gain (loss) on derivatives, net	387	(733)	1,120	NM
Gain on sale of assets and investments, net	-	1,183	(1,183)	NM
Investment income from affiliate	4,500	4,500	-	-
Other expense	(1,229)	(1,277)	48	(3.8%)
Net loss	$(2,675)	$(2,184)	$(491)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):
	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$55,564	$52,471	$3,093	5.9%
Non-cash, share-based compensation charges	(46)	(35)	(11)	NM
Investment income from affiliate	(4,500)	(4,500)	-	NM
Depreciation and amortization	(25,888)	(24,567)	(1,321)	5.4%
Operating income	$25,130	$23,369	$1,761	7.5%

Revenues

The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$100,279	$98,329	$1,950	2.0%
Data	25,864	21,310	4,554	21.4%
Phone	1,376	-	1,376	NM
Advertising	5,133	3,399	1,734	51.0%
	$132,652	$123,038	$9,614	7.8%

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	644,000	670,000	(26,000)	(3.9%)
Data customers	231,000	191,000	40,000	20.9%
Phone customers	17,000	-	17,000	NM
Average monthly video revenue per basic subscriber (1)	$51.66	$48.79	$2.87	5.9%
Average monthly data revenue per data customer (2)	$37.89	$38.19	$(0.30)	(0.8%)

(1) Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.
(2) Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.

Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to our customers. Advertising revenues represent the sale of advertising time on various channels.

Revenues rose 7.8%, largely attributable to growth in our data and phone customers, higher video rates and service fees and greater advertising revenues. As of June 30, 2006, and within one year of the initial launch of our phone service, we were marketing this product to about 30% of the estimated homes in our markets.

Video revenues increased 2.0% as a result of higher service fees from our advanced video products and services and basic rate increases applied on our video subscribers. Average monthly video revenue per basic subscriber increased 5.9%. During the three months ended June 30, 2006, we lost 6,200 basic subscribers, compared to a loss of 3,500 basic subscribers during the same period last year. Our loss of basic subscribers for the twelve months ended June 30, 2006 includes the loss of 9,000 subscribers as a result of Hurricane Katrina. Digital customers increased 20,800 to 209,800 when compared to the same period last year.

Data revenues rose 21.4%, primarily due to a 20.9% year-over-year increase in data customers. Average monthly data revenue per data customer of $37.89 decreased 0.8% from the prior year period largely as a result of promotional offers during 2005, but increased 1.4% sequentially from $37.38 in the first quarter of 2006 due to the expiration of these promotions.

As of June 30, 2006, Mediacom Phone was marketed to approximately 400,000 of our 1.35 million estimated homes passed and served 17,000 customers. Phone revenues grew 84.4% from the previous quarter to $1.4 million.

Advertising revenues increased 51.0%, largely as a result of stronger local advertising sales.

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

Service costs rose 12.5%, primarily due to increases in programming and employee expenses and customer growth in phone and HSD services. Programming expense, the largest component of service costs, increased 7.0%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Personnel costs grew by 44.1%, due largely to lower capitalization related to customer installation activity and higher employee-related insurance expenses. Recurring expenses related to our phone and HSD services grew 49.2% commensurate with the significant increase in customers. Service costs as a percentage of revenues were 41.7% and 40.0% for the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes;  marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 2.7%, principally due to higher office and billing expenses, offset in part by a decrease in marketing and bad debt expenses. Office expenses grew by 27.2% due primarily to increases in telephone costs. Billing expenses increased by 17.3% due primarily to higher processing and bank fees. These increases were offset in part by lower marketing costs due primarily to reduced contracted third party sales and a 23.3% decline in bad debt expense primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 18.1% and 19.0% for the three months ended June 30, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense decreased 9.8%, reflecting lower overhead charges by MCC. As a percentage of revenues, management fee expense was 1.7% and 2.1% for the three months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 5.9%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 7.5%, largely due to growth in Adjusted OIBDA and only moderately higher depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 9.6%, primarily due to higher market interest rates on variable rate debt.

Gain (loss) on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006 we had interest rate swaps with an aggregate principal amount of $400.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $200.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $0.4 million for the three months ended June 30, 2006 after a loss of $0.7 million for the three months ended June 30, 2005.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for the three months ended June 30, 2006. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC.

Other

Other includes other expenses, loss on early extinguishment of debt and gain on sale of assets and investments, net. Other totaled $5.9 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively. Other primarily represents amortization of deferred financing costs and fees on unused credit commitments, loss on early extinguishment of debt and gain on sale of assets and investments, net.

Net Loss

As a result of the factors described above, we incurred a net loss for the three months ended June 30, 2006 of $2.7 million, as compared to a net loss of $2.2 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The following table sets forth our unaudited consolidated statements of operations for the six months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	June 30,
	2006	2005	$ Change	% Change

Revenues	$259,173	$240,536	$18,637	7.7%

Costs and expenses:
Service costs	108,707	97,114	11,593	11.9%
Selling, general and administrative expenses	47,287	46,251	1,036	2.2%
Management fee expense	4,581	4,910	(329)	(6.7%)
Depreciation and amortization	51,431	48,787	2,644	5.4%
Operating income	47,167	43,474	3,693	8.5%

Interest expense, net	(53,219)	(50,146)	(3,073)	6.1%
Loss on early extinguishment of debt	(4,624)	(4,742)	118	NM
Gain on derivatives, net	961	2,360	(1,399)	NM
Gain on sale of assets and investments, net	-	1,183	(1,183)	NM
Investment income from affiliate	9,000	9,000	-	-
Other expense	(2,253)	(2,672)	419	(15.7%)
Net loss	$(2,968)	$(1,543)	$(1,425)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$89,788	$83,310	$6,478	7.8%
Non-cash, share-based compensation charges	(190)	(49)	(141)	NM
Investment income from affiliate	9,000	9,000	0	NM
Depreciation and amortization	(51,431)	(48,787)	(2,644)	5.4%
Operating income	$47,167	$43,474	$3,693	8.5%

Revenues

The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM, except per subscriber and customer data):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$197,470	$193,107	$4,363	2.3%
Data	50,308	41,138	9,170	22.3%
Phone	2,122	-	2,122	NM
Advertising	9,273	6,291	2,982	47.4%
	$259,173	$240,536	$18,637	7.7%

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	644,000	670,000	(26,000)	(3.9%)
Data customers	231,000	191,000	40,000	20.9%
Phone customers	17,000	-	17,000	NM
Average monthly video revenue per basic subscriber (1)	$50.75	$47.83	$2.92	6.1%
Average monthly data revenue per data customer (2)	$37.64	$38.37	$(0.73)	(1.9%)

(1) Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the period.

(2) Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the period.

Revenues rose 7.7%, largely attributable to growth in our data and phone customers, higher video rates and service fees and greater advertising revenues.

Video revenues increased 2.3% as a result of higher service fees from our advanced video products and services and basic rate increases applied on our video subscribers. Average monthly video revenue per basic video subscriber increased 6.1%.

Data revenues rose 22.3%, primarily due to a 20.9% year-over-year increase in data customers. Average monthly data revenue per data customer of $37.64 decreased 1.9% from the prior year period largely as a result of promotional offers during 2005.

Phone revenues were $2.1 million for the six months ended June 30, 2006.

Advertising revenues increased 47.4%, largely as a result of stronger local advertising sales.

Costs and Expenses

Service costs rose 11.9%, primarily due to increases in programming and employee expenses and customer growth in our phone and HSD services. Programming expense, the largest component of service costs, increased 8.4%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 38.4% commensurate with the significant increase in customers. Personnel costs grew by 22.3%, due largely to higher employee-related insurance expenses and increased staffing levels. Service costs as a percentage of revenues were 41.9% and 40.4% for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses rose 2.2%, principally due to higher employee, office and billing expenses, offset in part by a significant decrease in marketing and bad debt expenses. Employee expenses were higher by 9.7% due mainly to increased staffing in our customer service workforce. Office expenses were higher due mainly to increased telephone costs. Billing expenses increased by 10.1%, due primarily to higher processing fees. These increases were offset in part by lower marketing costs due primarily to reduced third party contract sales and a 22.3% decline in bad debt expense primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 19.2% for the six months ended June 30, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense decreased 6.7%, reflecting lower overhead charges by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the six months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 7.8%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 8.5%, largely due to growth in Adjusted OIBDA and only a modest increase depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 6.1%, primarily due to higher market interest rates on variable rate.

Gain on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006 we had interest rate swaps with an aggregate principal amount of $400.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $200.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $1.0 million for the six months ended June 30, 2006 compared to a gain of $2.4 million for the six months ended June 30, 2005.

Investment Income from Affiliate

Investment income from affiliate was $9.0 million for the six months ended June 30, 2006. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC.

Other

Other includes other expenses, loss on early extinguishment of debt and gain on sale of assets and investments, net. Other totaled a loss of $6.9 million and a loss of $6.2 million for the six months ended June 30, 2006 and 2005, respectively. Other primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Net Loss

As a result of the factors described above, we incurred a net loss for the six months ended June 30, 2006 of $3.0 million, as compared to net loss of $1.5 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Overview

We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted from network upgrade investments to the deployment of advanced services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing.

As of June 30, 2006, our total debt was $1.48 billion. Of this amount, $4.1 million matures within the twelve months ending June 30, 2007. During the six months ended June 30, 2006, we paid cash interest of $52.9 million, net of capitalized interest. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes. As of June 30, 2006, we had unused revolving credit commitments of $388.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

On July 12, 2006, we borrowed $74.0 million (the “Revolver Draw”) under the revolving credit portion of our subsidiary credit facility. On the same date, we used the proceeds of the Revolver Draw and $26.0 million of available cash to pay a $100.0 million distribution to MCC. As of June 30, 2006, after giving effect to the distribution, we had unused revolving credit commitments of $314.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through June 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete future acquisitions if the opportunities arise.

Operating Activities

Net cash flows provided by operating activities were $70.0 million for the six months ended June 30, 2006, as compared to $51.6 million for the comparable period last year. The change of $18.4 million is primarily due to a net increase in operating assets and liabilities, offset in part by an increase in cash paid for interest.

During the six months ended June 30, 2006, the net change in our operating assets and liabilities was $18.0 million, primarily due to an increase in our prepaid expenses and other assets of $5.0 million, offset by an increase in our accrued liabilities of $23.3 million, and an increase in deferred revenue of $1.7 million.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $52.0 million for the six months ended June 30, 2006, as compared to $53.5 million for the six months ended June 30, 2005. Capital expenditures of $52.0 million for the six months ended June 30, 2006, decreased $1.5 million from the six months ended June 30, 2005 primarily due to lower spending on customer premise equipment, offset in part by an increase in network upgrade spending.

Financing Activities

Net cash flows used in financing activities were $1.0 million for the six months ended June 30, 2006, as compared to $2.2 million used for the comparable period in 2005, largely due to an equity distribution to MCC of $8.0 million, offset in part by net bank financing of $7.0 million.

Our principal financing activities included the following:

•
On May 5, 2006, we refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan that it replaced had a maturity of February 2013.

•	On June 29, 2005, we used available cash to make an $8.0 million distribution to MCC.

Other

We have entered into interest rate exchange agreements with counterparties, which expire from September 2006 through June 2009, to hedge $400.0 million of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fix interest rates at 5.3% on $200.0 million of our floating rate debt for three years. These forward interest rate exchange agreements commence on September 29, 2006 and December 29, 2006 in the amounts of $100.0 million and $100.0 million, respectively, and have been accounted for on a mark-to-market basis for the three months ended June 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $250.0 million, $50.0 million and $300.0 million during the years ended December 31, 2006, 2007 and 2009, respectively.

As of June 30, 2006, approximately $11.6 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

Use of Estimates

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant chnges to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Mediacom LLC

The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Capital Corporation

The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of June 30,, 2006. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC

August 14, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 14, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer