Form 10-Q
period 2006-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2006-11-09
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
☑ Yes                    ☐ No
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,421	$6,466
Accounts receivable, net of allowance for doubtful accounts of $940 and $1,235, respectively	30,862	27,617
Prepaid expenses and other current assets	2,493	6,064

Total current assets	42,776	40,147
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $885,076 and $815,387, respectively	708,611	711,804
Franchise rights, net of accumulated amortization of $102,195	552,610	552,610
Goodwill	16,800	16,800
Subscriber lists, net of accumulated amortization of $138,524 and $138,504, respectively	29	49

Total investment in cable television systems	1,278,050	1,281,263
Other assets, net of accumulated amortization of $12,388 and $12,759, respectively	15,075	20,600

Total assets	$1,485,901	$1,492,010

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$132,729	$117,411
Deferred revenue	20,837	18,600
Current portion of long-term debt	5,253	6,412

Total current liabilities	158,819	142,423
Long-term debt, less current portion	1,559,339	1,462,369
Other non-current liabilities	12,451	10,819

Total liabilities	1,730,609	1,615,611
Commitments and contingencies (Note 9)
MEMBERS’ DEFICIT
Capital contributions	440,521	548,521
Accumulated deficit	(685,229)	(672,122)

Total members’ deficit	(244,708)	(123,601)

Total liabilities and members’ deficit	$1,485,901	$1,492,010

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$134,276	$122,274	$393,449	$362,810
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $26,490, $25,445, $77,921, and $74,232, respectively, shown separately below)	55,999	51,258	164,706	148,628
Selling, general and administrative expenses	26,372	23,905	73,659	69,900
Management fee expense	2,397	2,464	6,978	7,374
Depreciation and amortization	26,490	25,445	77,921	74,232

Operating income	23,018	19,202	70,185	62,676
Interest expense, net	(29,259)	(25,427)	(82,477)	(75,573)
Loss on early extinguishment of debt	—	—	(4,624)	(4,742)
(Loss) gain on derivatives, net	(7,459)	2,936	(6,498)	5,297
Gain on sale of assets and investments, net	—	1,446	—	2,628
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense	(939)	(1,045)	(3,193)	(3,717)

Net (loss) income	$(10,139)	$1,612	$(13,107)	$69

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine Months Ended
	September
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,107)	$69
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,921	74,232
Loss (gain) on derivatives, net	6,498	(5,297)
Gain on sale of assets and investments, net	—	(2,628)
Loss on early extinguishment of debt	2,999	4,742
Amortization of original issue discounts and deferred financing costs	1,881	2,313
Share-based compensation	293	84
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,245)	854
Prepaid expenses and other assets	784	10,813
Accrued liabilities	15,318	(12,089)
Deferred revenue	2,237	710
Other non-current liabilities	(1,705)	(2,607)

Net cash flows provided by operating activities	89,874	71,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,707)	(89,840)
Proceeds from sale of assets and investments	—	4,616

Net cash flows used in investing activities	(74,707)	(85,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	811,000	493,000
Repayment of debt	(715,189)	(284,626)
Capital distribution	(108,000)	—
Redemption of senior notes	—	(200,000)
Other financing activities — book overdrafts	(23)	(50)

Net cash flows (used in) provided by financing activities	(12,212)	8,324

Net increase (decrease) in cash and cash equivalents	2,955	(5,704)
CASH AND CASH EQUIVALENTS, beginning of period	6,466	12,131

CASH AND CASH EQUIVALENTS, end of period	$9,421	$6,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$90,798	$94,008

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
The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 7. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.
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
Allowance for Doubtful Accounts
During the nine months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.5 million for nine months ended September 30, 2006.
The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its advertising businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.1 million for the three and nine months ended September 30, 2006.
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

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its Consolidated Financial Condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Cable systems, equipment and subscriber devices	$1,525,445	$1,462,189
Vehicles	30,529	30,040
Furniture, fixtures and office equipment	19,888	17,595
Buildings and leasehold improvements	16,122	15,877
Land and land improvements	1,704	1,490

	1,593,688	1,527,191
Accumulated depreciation	(885,077)	(815,387)

Property, plant and equipment, net	$708,611	$711,804

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Accrued interest	$23,369	$31,022
Accrued programming costs	19,202	20,320
Accrued taxes and fees	12,206	14,572
Accrued payroll and benefits	11,690	8,762
Accrued service costs	8,013	6,214
Accrued property, plant and equipment	6,970	7,851
Accrued telecommunications costs	6,431	4,432
Subscriber advance payments	5,809	5,189
Other accrued expenses	39,039	19,049

	$132,729	$117,411

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Bank credit facilities	$939,000	$842,500
7?% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	592	1,281

	1,564,592	1,468,781
Less: Current portion	5,253	6,412

Total long-term debt	$1,559,339	$1,462,369

Bank Credit Facilities
On May 5, 2006, the Company refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.
For the nine months ended September 30, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $4.6 million, representing $1.6 million of bank fees and the write-off of $3.0 million of unamortized deferred financing costs.
The average interest rates on outstanding debt under the bank credit facilities as of September 30, 2006 and 2005, were 7.1% and 5.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2006, the Company had unused credit commitments of approximately $292.7 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of September 30, 2006.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006, approximately $18.3 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 4.1%. In addition, in June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.4% on $100.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $50.0 million, $300.0 million and $100.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $1.0 million. As a result of the mark-to-market valuations on these interest rate swaps, the Company recorded a loss on derivatives of $7.5 million and a gain on derivatives of $2.9 million for the three months ended September 30, 2006 and 2005, respectively, and a loss on derivatives of $6.5 million and a gain on derivatives of $5.3 million for the nine months ended September 30, 2006 and 2005, respectively.
6. MEMBERS’ EQUITY
On June 29, 2006, the Company made an $8.0 million capital distribution to MCC that was funded with available cash.
On July 12, 2006, the Company made a $100.0 million capital distribution to MCC that was funded with a drawdown of the Company’s revolving credit facility and available cash.
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
Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the MCC’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact of the Adoption of SFAS No. 123(R)
Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.1 million for the three months ended September 30, 2006 and $0.1 million for the nine months ended September 30, 2006. Results for prior periods have not been restated.
Total share-based compensation expense for the three and nine months ended September 30, 2006, were as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Share-based compensation expense by type of award:
Employee stock options	$24	$94
Employee stock purchase plan	26	51
Restricted stock units	53	148

Total share-based compensation expense	$103	$293

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards was $0.2 million as of September 30, 2006, which will be recognized over a weighted average period of 2.1 years.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three and nine months ended September 30, 2005 (dollars in thousands):

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
		2005	2005
Net income as reported		$1,612	$69
Add:	Total stock-based compensation expense included in net income as reported above	35	84
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards	(217)	(654)

Pro forma net income		$1,430	$(501)

Valuation Assumptions
As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.9%	4.7%	4.0%
Expected option life (in years)	4.0	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—
MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the MCC’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three and nine months ended September 30, 2006, the Company elected the simplified method in accordance with Staff Accounting Bulletin 107’s (“SAB 107”) to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant.

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
The following table summarized the activity of the 2003 Plan for the nine months ended September 30, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	1,146,270	$17.69
Granted	15,000	5.66
Exercised	—	—
Forfeited	(83,022)	18.48
Expired	—	—

Outstanding at September 30, 2006	1,078,248	$17.39	3.9

Exercisable at September 30, 2006	1,030,334	$17.90	3.8

The weighted average fair value at the date of grant of a Class A common stock option granted under the 2003 Plan during the nine months ended September 30, 2006 and 2005 was $5.66 and $5.42, respectively.
The following table summarizes information concerning stock options outstanding as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
Range of	Number of	Remaining	Weighted	Aggregate	Number of	Remaining	Weighted	Aggregate
Exercise	Shares	Contractual	Average	Intrinsic Value	Shares	Contractual	Average	Intrinsic Value
Prices	Outstanding	Life	Exercise Price	(in thousands)	Outstanding	Life	Exercise Price	(in thousands)
$5.00 - $12.00	116,070	6.0	$7.72	$24	68,156	6.3	$8.45	$4
$12.01 - $18.00	252,970	4.4	17.33	—	252,970	4.4	17.33	—
$18.01 - $22.00	709,208	3.6	19.01	—	709,208	3.6	19.01	—

	1,078,248	3.9	$17.39	$24	1,030,334	3.8	$17.90	$4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC’s average stock price of $6.26 per share during the nine months ended September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
MCC grants restricted stock units to certain employees and directors (“participants”) in MCC’s Class A common stock. Awards of restricted stock units are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $6.26 per share during the nine months ended September 30, 2006, was $1.0 million.
The following table summarizes the activity of MCC’s restricted stock unit awards for the nine months ended September 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	100,500	$5.49
Granted	60,100	5.72
Awards Vested	(6,275)	5.69
Foreited	(1,400)	5.70

Unvested Awards at September 30, 2006	152,925	$5.57

Employee Stock Purchase Plan
MCC maintains an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at 85% of the lower of the fair market value on the first or last day of each six month offering period, which expire in March and September of each year, respectively. Shares purchased by employees amounted to 17,460 and 18,477 for the three months ended September 30, 2006 and 2005, respectively. Shares purchased by employees amounted to 36,524 and 36,016 for the nine months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.1 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.2 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS No. 123(R) was $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the nine months ended September 30, 2005.
8. INVESTMENT IN AFFILIATED COMPANY
The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During the three and nine months ended September 30, 2006, the Company received in aggregate $4.5 million and $13.5 million, respectively, in cash dividends on the preferred equity. During the three and nine months ended September 30, 2005, the Company received in aggregate $4.5 million and $13.5 million, respectively, in cash dividends on the preferred equity.

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, the Company placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that the Company was required but failed to obtain permission from the landowners to place the cable. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. The Company’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. The Company intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. The Company has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend the Company under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
As of September 30, 2006, our cable systems passed an estimated 1.35 million homes and served 636,000 basic video subscribers. We provide digital video service to 217,000 customers, representing a penetration of 34.1% of our basic subscribers. We also currently provide HSD to 243,000 customers, representing a penetration of 18.0% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 550,000 and 23,000 customers, respectively, as of September 30, 2006.
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
Retransmission Consent
Cable systems serving our subscribers carry the broadcast signals of 21 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. Ten of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our aggregate total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network. In negotiations for a longer-term retransmission consent agreement, Sinclair is seeking compensation that we believe to be in excess of what is appropriate, although the amount is not material to our results of operations or financial condition.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006. We cannot predict whether we will be able to reach a new agreement before our systems actually have to cease carriage. If there is an actual termination of carriage, we are unable to predict how many of our subscribers might switch to direct broadcast service providers that carry the Sinclair stations as the result of marketing campaigns launched by those providers or Sinclair; however, a permanent loss of a significant number of subscribers could adversely affect our results of operations, financial condition and prospects.

Actual Results of Operations
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
The following table sets forth our unaudited consolidated statements of operations for the three months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$134,276	$122,274	$12,002	9.8%
Costs and expenses:
Service costs	55,999	51,258	4,741	9.2%
Selling, general and administrative expenses	26,372	23,905	2,467	10.3%
Management fee expense	2,397	2,464	(67)	(2.7%)
Depreciation and amortization	26,490	25,445	1,045	4.1%

Operating income	23,018	19,202	3,816	19.9%
Interest expense, net	(29,259)	(25,427)	(3,832)	15.1%
(Loss) gain on derivatives, net	(7,459)	2,936	(10,395)	NM
Gain on sale of assets and investments, net	—	1,446	(1,446)	NM
Investment income from affiliate	4,500	4,500	—	—
Other expense	(939)	(1,045)	106	(10.1%)

Net (loss) income	$(10,139)	$1,612	$(11,751)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$54,111	$49,182	$4,929	10.0%
Non-cash, share-based compensation charges	(103)	(35)	(68)	NM
Investment income from affiliate	(4,500)	(4,500)	—	NM
Depreciation and amortization	(26,490)	(25,445)	(1,045)	4.1%

Operating income	$23,018	$19,202	$3,816	19.9%

Revenues
The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$100,104	$95,812	$4,292	4.5%
Data	27,225	22,298	4,927	22.1%
Phone	2,064	50	2,014	NM
Advertising	4,883	4,114	769	18.7%

	$134,276	$122,274	$12,002	9.8%

	Three Months Ended
	September 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	636,000	655,000	(19,000)	(2.9%)
Data customers	243,000	200,000	43,000	21.5%
Phone customers	23,000	1,000	22,000	NM
Average monthly video revenue per basic subscriber (1)	$52.14	$48.21	$3.93	8.2%
Average monthly data revenue per data customer (2)	$38.29	$37.92	$0.37	1.0%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.
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
Revenues rose 9.8%, largely attributable to growth in our data and phone customers, higher video rates and service fees and greater advertising revenues. As of September 30, 2006, and within one year of the initial launch of our phone service, we were marketing this product to about 40% of the estimated homes in our markets.
Video revenues increased 4.5% as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services offset in part by a 2.9% reduction in basic subscribers. Average monthly video revenue per basic subscriber increased 8.2%. During the three months ended September 30, 2006, we lost 8,000 basic subscribers, compared to a loss of 15,000 basic subscribers during the same period last year, which included the loss of 9,000 subscribers as a result of Hurricane Katrina. Digital customers increased 20,000 to 217,000 when compared to the same period last year.

Data revenues rose 22.1%, primarily due to a 21.5% year-over-year increase in data customers. Largely as a result of the expiration of promotional offers taken in 2005, average monthly data revenue per data customer increased 1.0% from the prior year period and grew 1.0% sequentially from $37.89 in the second quarter of 2006.
As of September 30, 2006, Mediacom Phone was marketed to approximately 550,000 of our 1.35 million estimated homes passed and served 23,000 customers. Phone revenues grew 50.0% sequentially from the previous quarter to $2.1 million.
Advertising revenues increased 18.7%, largely as a result of stronger local advertising sales.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
Service costs rose 9.2%, primarily due to increases in programming expenses and customer growth in our phone and HSD services. Programming expense, the largest component of service costs, increased 7.8%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 40.7% commensurate with the significant increase of our phone and data customers. Service costs as a percentage of revenues were 41.7% and 41.9% for the three months ended September 30, 2006 and 2005, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 10.3%, principally due to higher marketing, office and customer service employee expenses. Marketing costs rose 25.2% largely due to product and service mailing campaigns. Office costs increased by 19.9% due to higher call center telecommunications charges. Customer service employee expenses were higher by 6.7% mainly due to greater levels of staffing in our customer service workforce. Selling, general and administrative expenses as a percentage of revenues were 19.6% for the three months ended September 30, 2006 and 2005, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense decreased 2.7%, reflecting lower overhead charges by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the three months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization increased 4.1% due to higher spending on shorter-lived customer premise equipment over the past two years, offset in part by a decline in overall capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 10.0%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 19.9%, largely due to growth in Adjusted OIBDA, offset in part by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 15.1%, primarily due to higher market interest rates on variable rate debt.

Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006 we had interest rate swaps with an aggregate principal amount of $500.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $100.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $7.5 million for the three months ended September 30, 2006 compare to a gain of $2.9 million for the three months ended September 30, 2005.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for the three months ended September 30, 2006 and 2005, respectively. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC.
Net (Loss) Income
As a result of the factors described above, primarily the loss on derivatives, net, we incurred a net loss for the three months ended September 30, 2006 of $10.1 million, compared to net income of $1.6 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
The following table sets forth our unaudited consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$393,449	$362,810	$30,639	8.4%
Costs and expenses:
Service costs	164,706	148,628	16,078	10.8%
Selling, general and administrative expenses	73,659	69,900	3,759	5.4%
Management fee expense	6,978	7,374	(396)	(5.4%)
Depreciation and amortization	77,921	74,232	3,689	5.0%

Operating income	70,185	62,676	7,509	12.0%
Interest expense, net	(82,477)	(75,573)	(6,904)	9.1%
Loss on early extinguishment of debt	(4,624)	(4,742)	118	NM
(Loss) gain on derivatives, net	(6,498)	5,297	(11,795)	NM
Gain on sale of assets and investments, net	—	2,628	(2,628)	NM
Investment income from affiliate	13,500	13,500	—	—
Other expense	(3,193)	(3,717)	524	(14.1%)

Net (loss) income	$(13,107)	$69	$(13,176)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$134,899	$123,492	$11,407	9.2%
Non-cash, share-based compensation charges	(293)	(84)	(209)	NM
Investment income from affiliate	13,500	13,500	0	NM
Depreciation and amortization	(77,921)	(74,232)	(3,689)	5.0%

Operating income	$70,185	$62,676	$7,509	12.0%

Revenues
The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$297,574	$288,908	$8,666	3.0%
Data	77,534	63,447	14,087	22.2%
Phone	4,185	50	4,135	NM
Advertising	14,156	10,405	3,751	36.0%

	$393,449	$362,810	$30,639	8.4%

	Nine Months Ended
	September 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	636,000	655,000	(19,000)	(2.9%)
Data customers	243,000	200,000	43,000	21.5%
Phone customers	23,000	1,000	22,000	NM
Average monthly video revenue per basic subscriber (1)	$51.21	$47.95	$3.26	6.8%
Average monthly data revenue per data customer (2)	$37.85	$38.22	$(0.37)	(1.0%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.
Revenues rose 8.4%, largely attributable to growth in our data and phone customers, higher video rates and service fees and greater advertising revenues.
Video revenues increased 3.0% as a result of higher service fees from our advanced video products and services and basic rate increases applied on our video subscribers offset in part by the 2.9% reduction in basic subscribers. Average monthly video revenue per basic video subscriber increased 6.8%.
Data revenues rose 22.2%, primarily due to a 21.5% year-over-year increase in data customers. Largely as a result of longer-term promotional offers taken in 2005, average monthly data revenue per data customer of $37.85 decreased 1.0% from the prior year period.

Phone revenues were $4.2 million for the nine months ended September 30, 2006.
Advertising revenues increased 36.0%, largely as a result of stronger local advertising sales.
Costs and Expenses
Service costs rose 10.8%, primarily due to increases in programming and employee expenses and customer growth in our phone and HSD services. Programming expense, the largest component of service costs, increased 8.2%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 40.3% commensurate with the significant increase of our phone and data customers. Employee operating costs rose by 9.5% primarily due to insurance-related expenses, increased headcount and lower capitalized activity by our technicians. Service costs as a percentage of revenues were 41.9% and 41.0% for the nine months ended September 30, 2006 and 2005, respectively.
Selling, general and administrative expenses rose 5.4%, principally due to higher office, advertising sales, customer service employee and billing expenses. Office expenses increased by 17.0% due to higher call center telecommunications charges. Advertising sales expenses rose 38.4% commensurate with the increase in advertising sales revenue. Employee costs grew by 7.0% mainly due to greater levels of staffing in our customer service workforce. Billing expenses increased by 10.5%, due primarily to higher processing fees. Selling, general and administrative expenses as a percentage of revenues were 18.7% and 19.3% for the nine months ended September 30, 2006 and 2005, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense decreased 5.4%, reflecting lower overhead charges by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the nine months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization increased 5.0% due to higher spending on shorter-lived customer premise equipment over the past two years, offset in part by a decline in overall capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 9.2%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 12.0%, largely due to growth in Adjusted OIBDA and only a modest increase in depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 9.1%, primarily due to higher market interest rates on variable rate.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006 we had interest rate swaps with an aggregate principal amount of $500.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $100.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $6.5 million for the nine months ended September 30, 2006 compared to a gain of $5.3 million for the nine months ended September 30, 2005.

Investment Income from Affiliate
Investment income from affiliate was $13.5 million for the nine months ended September 30, 2006 and 2005, respectively. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $4.6 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. This represents call premiums paid and the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005.
Net (Loss) Income
As a result of the factors described above, primarily higher interest expense, loss on early extinguishment of debt, and loss on derivatives, net, we incurred a net loss for the nine months ended September 30, 2006 of $13.1 million, as compared to net income of $0.1 million for the nine months ended September 30, 2005.
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
As of September 30, 2006, our total debt was $1.56 billion. Of this amount, $5.3 million matures within the twelve months ending September 30, 2007. During the nine months ended September 30, 2006, we paid cash interest of $90.8 million, net of capitalized interest.
We have a $1.25 billion bank credit facility expiring in 2015. As of September 30, 2006, we had, in total, unused revolving credit commitments of approximately $292.7 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete future acquisitions if the opportunities arise.
Operating Activities
Net cash flows provided by operating activities were $89.9 million for the nine months ended September 30, 2006, as compared to $71.2 million for the comparable period last year. The change of $18.7 million is primarily due to the net change in operating assets and liabilities, offset in part by higher interest expense.
During the nine months ended September 30, 2006, the net change in our operating assets and liabilities was $13.4 million, primarily due to an increase in our accrued liabilities of $15.3 million and an increase in deferred revenue of $2.2 million, offset by an increase in our accounts receivable, net of $3.2 million, and a decrease in other non-current liabilities of $1.7 million.

Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $74.7 million for the nine months ended September 30, 2006, as compared to $89.8 million for the prior year. Capital expenditures decreased $15.1 million; primarily due to lower spending on customer premise equipment.
Financing Activities
Net cash flows used in financing activities were $12.2 million for the nine months ended September 30, 2006, as compared to net cash flows provided by financing activities of $8.3 million for the comparable period in 2005, largely due to net bank financing of $95.8 million, offset in part by distributions of $108.0 million to MCC.
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

•	On June 29, 2006, we used available cash to make an $8.0 million capital distribution to MCC.

•
On July 12, 2006, we borrowed $74.0 million (the “Revolver Draw”) under the revolving credit portion of our subsidiary credit facility. On the same day, we used the proceeds of the Revolver Draw and $26.0 million of available cash to make a $100.0 million capital distribution to MCC.

Other
We have entered into interest rate exchange agreements with counterparties, which expire from October 2006 through August 2010, to hedge $500.0 million of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fixed interest rates at 5.4% on $100.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the nine months ended September 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $50.0 million, $300.0 million and $100.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, approximately $18.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
During the nine months ended September 30, 2006, we revised our estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience in its video, data and phone business. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million for nine months ended September 30, 2006.

During the three months ended September 30, 2006, we revised our estimate of probable losses in the accounts receivable of our advertising businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.1 million for the three and nine months ended September 30, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
The management of Mediacom LLC (“Mediacom”) carried out an evaluation, with the participation of Mediacom’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in Mediacom’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
The management of Mediacom Capital Corporation (“Mediacom Capital”) carried out an evaluation, with the participation of Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Capital’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Capital in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in Mediacom Capital’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.
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

MEDIACOM LLC
November 9, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
November 9, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation