Form 10-Q
period 2007-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2007-05-15
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

☐ Yes	☑ No
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
FOR THE PERIOD ENDED MARCH 31, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$10,117	$11,501
Accounts receivable, net of allowance for doubtful accounts of $691 and $1,235	29,730	32,518
Prepaid expenses and other current assets	4,085	1,523

Total current assets	43,932	45,542

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $926,633 and $909,104	698,460	707,047
Franchise rights	551,716	552,513
Goodwill	16,650	16,800
Subscriber lists, net of accumulated amortization of $137,714 and $138,528	1,176	24

Total investment in cable television systems	1,268,002	1,276,384

Other assets, net of accumulated amortization of $13,448 and $12,933	13,236	14,457

Total assets	$1,475,170	$1,486,383

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$143,004	$156,699
Deferred revenue	21,391	20,863
Current portion of long-term debt	11,625	6,856

Total current liabilities	176,020	184,418

Long-term debt, less current portion	1,532,875	1,541,500
Other non-current liabilities	11,934	11,485

Total liabilities	1,720,829	1,737,403

Commitments and contingencies (Note 9)

MEMBER’S DEFICIT
Capital contributions	440,521	440,521
Accumulated deficit	(686,180)	(691,541)

Total member’s deficit	(245,659)	(251,020)

Total liabilities and member’s deficit	$1,475,170	$1,486,383

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$134,524	$126,521

Costs and expenses:
Service costs (exclusive of depreciation and amortization shown below)	58,061	53,419
Selling, general and administrative expenses	25,371	23,224
Management fee expense	2,521	2,297
Depreciation and amortization	25,930	25,543

Operating income	22,641	22,038

Interest expense, net	(29,475)	(26,380)
(Loss) gain on derivatives, net	(2,077)	573
Gain on sale of cable systems	10,781	—
Investment income from affiliate	4,500	4,500
Other expense, net	(1,006)	(1,024)

Net income (loss)	$5,364	$(293)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,364	$(293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,930	25,543
Loss (gain) on derivatives, net	2,077	(573)
Gain on sale of cable systems	(10,781)	—
Amortization of original issue discounts and deferred financing costs	514	695
Share-based compensation	111	144
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,915	2,517
Prepaid expenses and other assets	(3,054)	(392)
Accrued liabilities	(13,809)	(6,796)
Deferred revenue	528	1,147
Other non-current liabilities	(386)	(521)

Net cash flows provided by operating activities	$9,409	$21,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of cable systems	22,948	—
Acquisition of cable system	(7,274)	—
Capital expenditures	(22,611)	(24,419)

Net cash flows used in investing activities	$(6,937)	$(24,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	36,000	32,000
Repayment of debt	(39,856)	(28,600)

Net cash flows (used in) provided by financing activities	$(3,856)	$3,400

Net (decrease) increase in cash	(1,384)	452
CASH, beginning of period	11,501	6,466

CASH, end of period	$10,117	$6,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$46,126	$41,190

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
The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
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

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,553,856	$1,547,147
Vehicles	32,382	30,492
Furniture, fixtures and office equipment	21,066	20,632
Buildings and leasehold improvements	16,261	16,177
Land and land improvements	1,528	1,703

	1,625,093	1,616,151
Accumulated depreciation	(926,633)	(909,104)

Property, plant and equipment, net	$698,460	$707,047

4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Accrued programming costs	$19,971	$20,463
Accrued interest	16,346	33,273
Accrued payroll and benefits	10,898	10,302
Accrued taxes and fees	10,778	13,298
Accrued service costs	8,722	8,978
Accrued property, plant and equipment	6,001	8,764
Subscriber advance payments	6,001	5,768
Accrued telecommunications costs	5,397	7,148
Intercompany accounts payable and other accrued expenses	58,890	48,705

	$143,004	$156,699

5. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Bank credit facilities	$919,375	$923,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	125	356

	$1,544,500	$1,548,356
Less: Current portion	11,625	6,856

Total long-term debt	$1,532,875	$1,541,500

Bank Credit Facilities
The average interest rate on outstanding debt under the Company’s bank credit facilities as of March 31, 2007 and 2006, was 7.0% and 6.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2007, the Company had unused credit commitments of approximately $310.7 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2007.
As of March 31, 2007, approximately $18.3 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2007, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 5.0%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of, and for the three months ended, March 31, 2007 and 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $1.6 million and a net accumulated investment in derivatives of $8.1 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and a net loss on derivatives of $2.1 million and a net gain on derivatives of $0.6 million, respectively.

6. MEMBER’S DEFICIT
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment”, requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

	Three Months Ended
	March 31,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$25	$57
Employee stock purchase plan	13	36
Restricted stock units	73	51

Total share-based compensation expense	$111	$144

During the three months ended March 31, 2007, 18,000 stock options and 87,300 restricted stock units were granted under MCC’s compensation programs. The weighted average fair values associated with these grants were $3.66 per stock option and $7.99 per restricted stock unit.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 14,558 and 19,063 during the three months ended March 31, 2007 and 2006, respectively. The net proceeds to the Company were approximately $0.1 million for each of the three months ended March 31, 2007 and 2006.
7. INVESTMENT IN AFFILIATED COMPANY
The Company has a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During each of the three months ended March 31, 2007 and 2006, the Company received in aggregate $4.5 million in cash dividends on the preferred equity.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, the Company placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that the Company was required but failed to obtain permission from the landowners to place the cable. A summary judgment ruling in favor of the Company was overturned by the Missouri Court of Appeals. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. The Company’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. The Company intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. The Company has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend the Company under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and voice to approximately 74% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2007, our cable systems passed an estimated 1.35 million homes and served 622,000 basic video subscribers in 22 states. We provide digital video service to 225,000 customers, representing a penetration of 36.2% of our basic subscribers. We also currently provide HSD to 269,000 customers, representing a penetration of 20.0% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and provided service to about 45,000 customers as of March 31, 2007, representing a penetration of 4.5% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve. As of March 31, 2007, we served 1.16 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and Echostar now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been the primary cause of our loss of basic subscribers in recent years.
Retransmission Consent
Prior to February 2007, cable systems serving our subscribers carried the broadcast signals of 21 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. Ten of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems.
Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change

Revenues	$134,524	$126,521	$8,003	6.3%

Costs and expenses:
Service costs	58,061	53,419	4,642	8.7%
Selling, general and administrative expenses	25,371	23,224	2,147	9.2%
Management fee expense	2,521	2,297	224	9.8%
Depreciation and amortization	25,930	25,543	387	1.5%

Operating income	22,641	22,038	603	2.7%
Interest expense, net	(29,475)	(26,380)	(3,095)	11.7%
(Loss) gain on derivatives, net	(2,077)	573	(2,650)	NM
Gain on sale of cable systems	10,781	—	10,781	NM
Investment income from affiliate	4,500	4,500	—	—
Other expense, net	(1,006)	(1,024)	18	(1.8%)

Net income (loss)	$5,364	$(293)	$5,657	NM

Adjusted OIBDA	53,182	52,225	957	1.8%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$53,182	$52,225	$957	1.8%
Non-cash, share-based compensation	(111)	(144)	33	NM
Investment income from affiliate	(4,500)	(4,500)	—	NM
Depreciation and amortization	(25,930)	(25,543)	(387)	1.5%

Operating income	$22,641	$22,038	$603	2.7%

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Video	$96,489	$97,022	$(533)	(0.5%)
Data	29,467	24,631	4,836	19.6%
Phone	3,936	728	3,208	440.7%
Advertising	4,632	4,140	492	11.9%

	$134,524	$126,521	$8,003	6.3%

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
Basic subscribers	622,000	650,200	(28,200)	(4.3%)
Digital customers	225,000	207,400	17,600	8.5%
Data customers	269,000	224,000	45,000	20.1%
Phone customers	45,000	10,000	35,000	350.0%

RGUs (1)	1,161,000	1,091,600	69,400	6.4%

Average total monthly per basic subscriber (2)	$71.69	$64.87	$6.82	10.5%
Average total monthly revenue per RGU (3)	$38.89	$38.99	$(0.10)	(0.3%)

(1)	Represents the total of basic subscribers, digital customers, data customers, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by the average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by the average number of RGUs for such period.
Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Revenues rose 6.3%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 10.5% to $71.69. RGUs grew 6.4% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues were essentially flat relative to the first quarter of 2007, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. The first quarter performance was impacted by our postponement until the second quarter of basic video rate adjustments that are typically applied earlier in the year. During the three months ended March 31, 2007, we lost 7,000 basic subscribers, compared to a gain of 200 basic subscribers during the same period last year. The loss of basic subscribers in the first quarter of 2007 was primarily due to the Sinclair dispute. Also, we bought and sold small cable systems (“the cable system transactions”) during the quarter resulting in a net disposition of 3,300 basic subscribers.
Data revenues rose 19.6%, primarily due to a 20.1% year-over-year increase in data customers. The growth reflected a net disposition of 1,900 data customers from the cable system transactions.

Phone revenues grew 440.7% largely due to a 350.0% increase in phone customers. As of March 31, 2007, Mediacom Phone was marketed to approximately 1.0 million of our 1.35 million estimated homes passed, and we expect to market the product to approximately 82% of our estimated homes passed by the end of 2007.
Advertising revenues increased 11.9%, largely as a result of stronger local advertising sales, offset in part by weaker national advertising sales.
Costs and Expenses
Significant service costs and expenses are for: video programming; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; our data and phone services, including payments to third-party providers and costs associated with bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense category and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 8.7%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 54.3% commensurate with the significant increase of our phone and data customers. Programming expense rose 5.5%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 43.2% and 42.2% for the three months ended March 31, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 9.2%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose 44.6% largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 47.4%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 17.6% principally due to higher call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 18.9% and 18.4% for the three months ended March 31, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 9.8%, reflecting higher overhead charges by MCC. As a percentage of revenues, management fee expense was 1.9% and 1.8% for the three months ended March 31, 2007 and 2006, respectively.
Depreciation and amortization increased 1.5% due to higher spending on shorter-lived customer premise equipment over the past two years, offset in part by a decline in overall capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 1.8%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 2.7%, largely due to growth in Adjusted OIBDA, offset in part by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 11.7%, primarily due to higher market interest rates on variable rate debt and, to a lesser extent, the expiration of certain interest rate hedging agreements with favorable rates.

(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2007 we had interest rate swaps with an aggregate principal amount of $400 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $2.1 million for the three months ended March 31, 2007, compared to a gain of $0.6 million for the three months ended March 31, 2006.
Gain on Sale of Cable Systems
During the three months ended March 31, 2007, we sold cable systems for $22.9 million and recorded a gain on sale of $10.8 million.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for the three months ended March 31, 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income (Loss)
As a result of the factors described above, we had net income for the three months ended March 31, 2007 of $5.4 million, compared to a net loss of $0.3 million for the three months ended March 31, 2006.
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
As of March 31, 2007, our total debt was $1,544.5 million. Of this amount, $11.6 million matures within the twelve months ending March 31, 2008. During the three months ended March 31, 2007, we paid cash interest of $46.1 million, net of capitalized interest. As of March 31, 2007, we had unused revolving credit commitments of approximately $310.7 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through March 31, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $9.4 million for the three months ended March 31, 2007, as compared to $21.5 million for the comparable period last year. The change of $12.1 million is primarily due to the net change in operating assets and liabilities, offset in part by higher interest expense.
During the three months ended March 31, 2007, the net change in our operating assets and liabilities was $13.8 million, primarily due to a decrease in our accrued liabilities of $13.8 million and an increase in prepaid expenses and other assets of $3.1 million, offset by a decrease in our accounts receivable, net of $2.9 million.

Investing Activities
Net cash flows used in investing activities were $6.9 million for the three months ended March 31, 2007, as compared to $24.4 million for the prior year period. Capital expenditures decreased $1.8 million to $22.6 million, primarily due to lower spending on cable plant upgrades, offset in part by, higher spending on customer premise equipment. In addition, we received proceeds of $22.9 million for the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $3.9 million for the three months ended March 31, 2007, largely due to a net reduction of debt. Net cash flows provided by financing activities were $3.4 million for the comparable period in 2006, largely due to net bank borrowings.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $400.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of March 31, 2007, approximately $18.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Judgments and Estimates
Use of Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting judgments and estimates that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of March 31, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of March 31, 2007.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the risk factors section in Item 1A of our 2006 Form 10-K.
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

MEDIACOM LLC
May 15, 2007	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
May 15, 2007	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation