Form 10-Q
period 2007-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2007-08-10
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer
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
FOR THE PERIOD ENDED JUNE 30, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: existing and future competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully implement our growth strategy, including the introduction of new products and services and acquisitions; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; acquisitions and other strategic transactions and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,440	$11,501
Accounts receivable, net of allowance for doubtful accounts of $870 and $1,235	33,213	32,518
Prepaid expenses and other current assets	1,925	1,523

Total current assets	41,578	45,542

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $954,596 and $909,104	697,335	707,047
Franchise rights	551,794	552,513
Goodwill	16,650	16,800
Subscriber lists and other intangible assets, net of accumulated amortization of $137,715 and $138,528	1,176	24

Total investment in cable television systems	1,266,955	1,276,384

Other assets, net of accumulated amortization of $14,036 and $12,933	12,908	14,457

Total assets	$1,471,441	$1,486,383

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,674	$156,699
Deferred revenue	22,892	20,863
Current portion of long-term debt	16,521	6,856

Total current liabilities	209,087	184,418

Long-term debt, less current portion	1,497,250	1,541,500
Other non-current liabilities	8,200	11,485

Total liabilities	1,714,537	1,737,403

Commitments and contingencies (Note 8)

MEMBERS’ DEFICIT
Capital contributions	440,521	440,521
Accumulated deficit	(683,617)	(691,541)

Total members’ deficit	(243,096)	(251,020)

Total liabilities and members’ deficit	$1,471,441	$1,486,383

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$142,463	$132,652	$276,987	$259,173

Costs and expenses:
Service costs	60,729	55,287	118,791	108,707
Selling, general and administrative expenses	26,050	24,063	51,422	47,287
Management fee expense	2,597	2,284	5,115	4,581
Depreciation and amortization	27,963	25,888	53,894	51,431

Operating income	25,124	25,130	47,765	47,167

Interest expense, net	(29,817)	(26,839)	(59,292)	(53,219)
Loss on early extinguishment of debt	—	(4,624)	—	(4,624)
Gain on derivatives, net	3,901	387	1,825	961
Gain on sale of cable systems	—	—	10,781	—
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(1,145)	(1,229)	(2,151)	(2,253)

Net income (loss)	$2,563	$(2,675)	$7,928	$(2,968)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$7,928	$(2,968)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	53,894	51,431
Gain on derivatives, net	(1,825)	(961)
Gain on sale of cable systems	(10,781)	—
Loss on early extinguishment of debt	—	2,999
Amortization of deferred financing costs	1,102	1,337
Share-based compensation	236	190
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(568)	(745)
Prepaid expenses and other assets	(707)	(5,150)
Accounts payable and accrued expenses	12,735	23,265
Deferred revenue	2,029	1,675
Other non-current liabilities	(822)	(1,086)

Net cash flows provided by operating activities	$63,221	$69,987

INVESTING ACTIVITIES:
Proceeds from sale of cable systems	22,948	—
Acquisition of cable system	(7,274)	—
Capital expenditures	(49,371)	(52,038)

Net cash flows used in investing activities	$(33,697)	$(52,038)

FINANCING ACTIVITIES:
New borrowings	50,000	687,000
Repayment of debt	(84,585)	(679,955)
Distribution to parent	—	(8,000)
Other financing activities	—	(49)

Net cash flows (used in) provided by financing activities	$(34,585)	$(1,004)

Net (decrease) increase in cash	(5,061)	16,945
CASH, beginning of period	11,501	6,466

CASH, end of period	$6,440	$23,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$62,467	$52,869

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company,” “we,” “us”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
We rely on our parent, MCC, for various services such as corporate and administrative support. Our financial position, results of operations and cash flows could differ from those that would have resulted had we operated autonomously or as an entity independent of MCC.
Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Mediacom Capital has no operations, revenues or cash flows, and has no assets, liabilities or stockholders’ equity on its consolidated balance sheets other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. We have not completed our evaluation of SFAS No. 157 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,579,661	$1,547,147
Vehicles	33,513	30,492
Furniture, fixtures and office equipment	20,970	20,632
Buildings and leasehold improvements	16,259	16,177
Land and land improvements	1,528	1,703

	1,651,931	1,616,151
Accumulated depreciation	(954,596)	(909,104)

Property, plant and equipment, net	$697,335	$707,047

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Accrued interest	$31,630	$33,273
Accounts payable	18,925	14,989
Accrued programming costs	18,595	20,463
Accrued taxes and fees	12,699	13,298
Accrued payroll and benefits	9,901	10,302
Accrued service costs	8,519	8,978
Accrued property, plant and equipment	8,261	8,764
Accrued telecommunications costs	6,753	7,148
Subscriber advance payments	5,757	5,768
Intercompany accounts payable and other accrued expenses	48,634	33,716

	$169,674	$156,699

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Bank credit facilities	$888,750	$923,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	21	356

	1,513,771	1,548,356
Less: current portion	16,521	6,856

Total long-term debt	$1,497,250	$1,541,500

Bank Credit Facilities
The average interest rate on outstanding debt under our bank credit facilities as of June 30, 2007 and 2006, was 7.0% and 6.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2007, we had unused credit commitments of approximately $341.6 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants of our debt arrangements as of June 30, 2007.
As of June 30, 2007, approximately $18.1 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 5.0%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of, and for the three months ended, June 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated investment in derivatives of $2.3 million and $8.5 million, respectively, which are components of prepaid and other non-current assets, and we recorded in our consolidated statements of operations a gain on derivatives, net of $3.9 million and $0.4 million, respectively. For the six months ended June 30, 2007 and 2006, we recorded in our consolidated financial statements of operations a gain on derivatives, net of $1.8 million and $1.0 million, respectively.
6. MEMBER’S DEFICIT
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment”, requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$20	$13
Employee stock purchase plan	13	(11)
Restricted stock units	92	44

Total share-based compensation expense	$125	$46

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$45	$70
Employee stock purchase plan	27	25
Restricted stock units	163	95

Total share-based compensation expense	$235	$190

Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 14,558 and 19,063 for the six months ended June 30, 2007 and 2006, respectively. The net proceeds to us were less than $0.1 million for each of the three months ended June 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.1 million for each of the six months ended June 30, 2007 and 2006, respectively.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During each of the three and six months ended June 30, 2007 and 2006, we received in aggregate $4.5 million and $9.0 million, respectively, in cash dividends on the preferred equity.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, we placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that we were required but failed to obtain permission from the landowners to place the cable. A summary judgment ruling in favor of us was overturned by the Missouri Court of Appeals. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. Our petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. We intend to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. We are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to our consolidated financial position, results of operations, cash flows or business.
We, our subsidiaries, MCC and other affiliated companies are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to approximately 77% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of June 30, 2007, our cable systems passed an estimated 1.36 million homes and served 616,000 basic video subscribers in 22 states. We provide digital video service to 228,000 customers, representing a penetration of 37.0% of our basic subscribers. We also currently provide HSD to 278,000 customers, representing a penetration of 20.5% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and provided service to about 58,000 customers as of June 30, 2007, representing a penetration of 5.5% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve. As of June 30, 2007, we served 1.18 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
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
Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization, non-cash, share-based compensation charges and investment income from affiliate. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges and investment income from affiliate.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
The following table sets forth our unaudited consolidated statements of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$142,463	$132,652	$9,811	7.4%

Costs and expenses:
Service costs	60,729	55,287	5,442	9.8%
Selling, general and administrative expenses	26,050	24,063	1,987	8.3%
Management fee expense	2,597	2,284	313	13.7%
Depreciation and amortization	27,963	25,888	2,075	8.0%

Operating income	25,124	25,130	(6)	NM

Interest expense, net	(29,817)	(26,839)	(2,978)	11.1%
Loss on early extinguishment of debt	—	(4,624)	4,624	NM
Gain on derivatives, net	3,901	387	3,514	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(1,145)	(1,229)	84	(6.8%)

Net income (loss)	$2,563	$(2,675)	$5,238	NM

Adjusted OIBDA	$48,712	$46,564	$2,148	4.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$48,712	$46,564	$2,148	4.6%
Non-cash, share-based compensation	(125)	(46)	(79)	171.7%
Investment income from affiliate	4,500	4,500	—	NM
Depreciation and amortization	(27,963)	(25,888)	(2,075)	8.0%

Operating income	$25,124	$25,130	$(6)	NM

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the three months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$101,220	$100,160	$1,060	1.1%
Data	31,335	25,963	5,372	20.7%
Phone	5,061	1,396	3,665	262.5%
Advertising	4,847	5,133	(286)	(5.6%)

	$142,463	$132,652	$9,811	7.4%

	Three Months Ended
	June 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	616,000	644,000	(28,000)	(4.3%)
Digital customers	228,000	209,800	18,200	8.7%
Data customers	278,000	231,000	47,000	20.3%
Phone customers	58,000	17,000	41,000	241.2%

RGUs (1)	1,180,000	1,101,800	78,200	7.1%
Average total monthly revenue per basic subscriber (2)	$76.72	$68.33	$8.39	12.3%
Average total monthly revenue per RGU (3)	$40.57	$40.38	$0.19	0.5%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by the average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by the average number of RGUs for such period.
Revenues
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
Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 12.3% to $76.72. RGUs grew 7.1% year-over-year and average total monthly revenue per RGU grew 0.5% compared with the prior year period.
Video revenues grew 1.1% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. During the three months ended June 30, 2007, we lost 6,000 basic subscribers, compared to a loss of 6,200 basic subscribers during the same period last year.
Data revenues rose 20.7%, primarily due to a 20.3% year-over-year increase in data customers.
Phone revenues grew 262.5% largely due to a 241.2% increase in phone customers. As of June 30, 2007, Mediacom Phone was marketed to approximately 1.05 million of our 1.36 million estimated homes passed, and we expect to market the product to approximately 1.1 million, or 81%, of our estimated homes passes by the end of 2007.

Advertising revenues declined 5.6%, largely as a result of weaker local and national advertising sales.
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
Service costs rose 9.8%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 50.2% commensurate with the significant increase of our phone and data customers. Programming expense rose 6.3%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 42.6% and 41.7% for the three months ended June 30, 2007 and 2006, respectively.
Significantly selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 8.3%, principally due to higher office, bad debt, employee and marketing expenses, offset mainly by lower advertising sales expenses. Office costs increased by 19.5% primarily due to call center telecommunications charges. Bad debt expenses were higher by 32.0%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Employee expenses increased by 8.1%, principally due to increased headcount in our customer service employees. Marketing costs rose 13.4% largely due to product and service advertising and mailing campaigns. Advertising sales expenses were lower by 14.5% mainly due to the decline in advertising sales activity. Selling, general and administrative expenses as a percentage of revenues were 18.3% and 18.1% for the three months ended June 30, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 13.7%, reflecting higher overhead charges by MCC. As a percentage of revenues, management fee expense was 1.8% and 1.7% for the three months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization rose 8.0% compared to the prior year period, due in part to increased deployment of customer premise equipment, offset in part by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA increased by 4.6%, due to revenue growth, especially in data and phone, offset by increases in related service costs and marketing expenses.
Operating Income
Operating income was essentially flat compared to the prior year period, with growth in Adjusted OIBDA offset by higher depreciation and amortization expense.

Interest Expense, Net
Interest expense, net, increased by 11.1%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $3.9 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for the three months ended June 30, 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income (Loss)
As a result of the factors described above, we had net income for the three months ended June 30, 2007 of $2.6 million, compared to a net loss of $2.7 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
The following table sets forth our unaudited consolidated statements of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$276,987	$259,173	$17,814	6.9%

Costs and expenses:
Service costs	118,791	108,707	10,084	9.3%
Selling, general and administrative expenses	51,422	47,287	4,135	8.7%
Management fee expense	5,115	4,581	534	11.7%
Depreciation and amortization	53,894	51,431	2,463	4.8%

Operating income	47,765	47,167	598	1.3%

Interest expense, net	(59,292)	(53,219)	(6,073)	11.4%
Loss on early extinguishment of debt	—	(4,624)	4,624	NM
Gain on derivatives, net	1,825	961	864	89.9%
Gain on sale of cable systems	10,781	—	10,781	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(2,151)	(2,253)	102	(4.5%)

Net income (loss)	$7,928	$(2,968)	$10,896	(367.1%)

Adjusted OIBDA	$92,894	$89,788	$3,106	3.5%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$92,894	$89,788	$3,106	3.5%
Non-cash, share-based compensation charges	(235)	(190)	(45)	23.7%
Investment income from affiliate	9,000	9,000	—	NM
Depreciation and amortization	(53,894)	(51,431)	(2,463)	4.8%

Operating income	$47,765	$47,167	$598	1.3%

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the six months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$197,710	$197,182	$528	0.3%
Data	60,802	50,593	10,209	20.2%
Phone	8,997	2,125	6,872	323.4%
Advertising	9,478	9,273	205	2.2%

	$276,987	$259,173	$17,814	6.9%

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
Basic subscribers	616,000	644,000	(28,000)	(4.3%)
Digital customers	228,000	209,800	18,200	8.7%
Data customers	278,000	231,000	47,000	20.3%
Phone customers	58,000	17,000	41,000	241.2%

RGUs (1)	1,180,000	1,101,800	78,200	7.1%
Average total monthly revenue per basic subscriber (2)	$74.16	$66.75	$7.41	11.1%
Average total monthly revenue per RGU (3)	$39.71	$39.82	$(0.11)	(0.3%)

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the period divided by the average number of basic subscribers for such period.

(3)	Represents revenues for the period divided by the average number of RGUs for such period.
Revenues rose 6.9%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 11.1% to $74.16. RGUs grew 7.1% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues grew 0.3% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. Our performance was impacted by our postponement until the second quarter of basic video rate adjustments that are typically applied earlier in the year. During the six months ended June 30, 2007, we lost 13,000 basic subscribers, compared to a loss of 6,000 basic subscribers during the same period last year. We estimate that the loss of so many basic subscribers in the first quarter of 2007 was primarily due to the Sinclair dispute. Also, we bought and sold small cable systems (“the cable system transactions”) during the quarter resulting in a net disposition of 3,300 basic subscribers.

Data revenues rose 20.2%, primarily due to a 20.3% year-over-year increase in data customers. The growth reflected a net disposition of 1,900 data customers from the cable system transactions in the first quarter.
Phone revenues grew 323.4% largely due to a 241.2% increase in phone customers. As of June 30, 2007, Mediacom Phone was marketed to approximately 1.05 million of our 1.36 million estimated homes passed, and we expect to market the product to approximately 81% of our estimated homes passed by the end of 2007.
Advertising revenues increased 2.2%, largely as a result of stronger local advertising sales.
Costs and Expenses
Service costs rose 9.3%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 50.6% commensurate with the significant increase of our phone and data customers. Programming expense rose 5.9%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 42.9% and 41.9% for the six months ended June 30, 2007 and 2006, respectively.
Selling, general and administrative expenses rose 8.7%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose 28.2% largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 38.2%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 18.6% principally due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 18.6% and 18.2% for the six months ended June 30, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 11.7%, reflecting higher overhead charges by MCC. As a percentage of revenues, management fee expense was 1.8% for each of the six months ended June 30, 2007 and 2006.
Depreciation and amortization rose 4.8% compared to the prior year period, due in part to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA rose 3.5%, principally due to revenue growth, especially in data and phone, partially offset by increases in related service costs and marketing expenses.
Operating Income
Operating income grew 1.3%, largely due to growth in Adjusted OIBDA, offset in part by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 11.4%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher market interest rates on variable rate debt.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $1.8 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively.

Gain on Sale of Cable Systems
During the six months ended June 30, 2007, we sold cable systems for $22.9 million and recorded a gain on sale of $10.8 million.
Investment Income from Affiliate
Investment income from affiliate was $9.0 million for the six months ended June 30, 2007 and 2006, respectively. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income (Loss)
As a result of the factors described above, we had net income for the six months ended June 30, 2007 of $7.9 million, compared to a net loss of $3.0 million for the six months ended June 30, 2006.
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
As of June 30, 2007, our total debt was $1,513.8 million. Of this amount, $16.5 million matures within the twelve months ending June 30, 2008. During the six months ended June 30, 2007, we paid cash interest of $62.5 million, net of capitalized interest. As of June 30, 2007, we had unused revolving credit commitments of approximately $341.6 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through June 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $63.2 million for the six months ended June 30, 2007, as compared to $70.0 million for the comparable period last year. The change of $6.8 million is primarily due to the net change in operating assets and liabilities, offset in part by higher interest expense.

During the six months ended June 30, 2007, the net change in our operating assets and liabilities was $12.7 million, primarily due to an increase in our accrued liabilities of $12.7 million and an increase in deferred revenue of $2.0 million, offset by a decrease in our other non-current liabilities of $0.8 million and an increase in our prepaid expenses and other assets of $0.7 million.
Investing Activities
Net cash flows used in investing activities were $33.7 million for the six months ended June 30, 2007, as compared to $52.0 million for the prior year period. Capital expenditures decreased $2.6 million to $49.4 million, primarily due to lower spending on cable plant upgrades, offset in part by, higher spending on customer premise equipment. In addition, we received proceeds of $22.9 million from the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $34.6 million for the six months ended June 30, 2007, largely due to a net reduction of debt. Net cash flows used in financing activities were $1.0 million for the comparable period in 2006, largely due to net bank borrowings, offset by a distribution to our parent.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $400.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of June 30, 2007, approximately $18.1 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2007.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the risk factors section in Item 1A of our 2006 Form 10-K.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)
10.2	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
August 10, 2007	By:	/s/MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 10, 2007	By:	/s/MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)
10.2	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.