Form 10-Q
period 2007-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2007-11-14
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,534	$11,501
Accounts receivable, net of allowance for doubtful accounts of $848 and $1,235	34,483	32,518
Prepaid expenses and other current assets	10,102	1,523

Total current assets	51,119	45,542

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $978,178 and $909,104	700,518	707,047
Franchise rights	550,763	552,513
Goodwill	16,642	16,800
Subscriber lists, net of accumulated amortization of $137,684 and $138,528	1,038	24

Total investment in cable television systems	1,268,961	1,276,384

Other assets, net of accumulated amortization of $14,597 and $12,933	11,146	14,457

Total assets	$1,481,226	$1,486,383

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,211	$156,699
Deferred revenue	22,834	20,863
Current portion of long-term debt	21,507	6,856

Total current liabilities	217,552	184,418

Long-term debt, less current portion	1,505,625	1,541,500
Other non-current liabilities	12,402	11,485

Total liabilities	1,735,579	1,737,403

Commitments and contingencies (Note 9)

MEMBERS’ DEFICIT
Capital contributions	440,521	440,521
Accumulated deficit	(694,874)	(691,541)

Total members’ deficit	(254,353)	(251,020)

Total liabilities and members’ deficit	$1,481,226	$1,486,383

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$144,276	$134,276	$421,263	$393,449

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	62,740	55,999	181,585	164,706
Selling, general and administrative expenses	27,612	26,372	79,034	73,659
Management fee expense	2,461	2,397	7,522	6,978
Depreciation and amortization	28,383	26,490	82,277	77,921

Operating income	23,080	23,018	70,845	70,185

Interest expense, net	(30,212)	(29,259)	(89,504)	(82,477)
Loss on early extinguishment of debt	—	—	—	(4,624)
Loss on derivatives, net	(6,053)	(7,459)	(4,228)	(6,498)
(Loss) gain on sale of cable systems, net	(1,703)	—	9,078	—
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense, net	(869)	(939)	(3,021)	(3,193)

Net loss	$(11,257)	$(10,139)	$(3,330)	$(13,107)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(3,330)	$(13,107)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	82,277	77,921
Loss on derivatives, net	4,228	6,498
Gain on sale of cable systems, net	(9,078)	—
Loss on early extinguishment of debt	—	2,999
Amortization of deferred financing costs	1,663	1,881
Share-based compensation	337	293
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,838)	(3,245)
Prepaid expenses and other assets	(9,607)	784
Accrued liabilities	16,508	15,318
Deferred revenue	1,971	2,237
Other non-current liabilities	(1,232)	(1,705)

Net cash flows provided by operating activities	81,899	89,874

INVESTING ACTIVITIES:
Proceeds from sale of cable systems	24,782	—
Acquisition of cable system	(7,274)	—
Capital expenditures	(83,151)	(74,707)

Net cash flows used in investing activities	(65,643)	(74,707)

FINANCING ACTIVITIES:
New borrowings	91,034	811,000
Repayment of debt	(112,257)	(715,189)
Capital distribution	—	(108,000)
Other financing activities	—	(23)

Net cash flows used in financing activities	(21,223)	(12,212)

Net (decrease) increase in cash	(4,967)	2,955
CASH, beginning of period	11,501	6,466

CASH, end of period	$6,534	$9,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$112,120	$90,798

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, the “Company,” “we” or “us”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
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

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,605,473	$1,547,147
Vehicles	34,218	30,492
Furniture, fixtures and office equipment	21,257	20,632
Buildings and leasehold improvements	16,260	16,177
Land and land improvements	1,488	1,703

	1,678,696	1,616,151
Accumulated depreciation	(978,178)	(909,104)

Property, plant and equipment, net	$700,518	$707,047

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Accrued programming costs	$27,038	$20,463
Accounts payable	24,047	15,000
Accrued interest	13,101	33,273
Accrued taxes and fees	13,079	13,298
Accrued payroll and benefits	11,500	10,302
Accrued property, plant and equipment	10,484	8,764
Accrued service costs	9,816	8,978
Accrued telecommunications costs	9,597	7,148
Subscriber advance payments	6,543	5,768
Intercompany accounts payable and other accrued expenses	48,006	33,705

	$173,211	$156,699

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facilities	$902,125	$923,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	7	356

	1,527,132	1,548,356
Less: Current portion	21,507	6,856

Total long-term debt	$1,505,625	$1,541,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2007 and December 31, 2006, were 6.9% and 7.1% respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2007, we had unused credit commitments of approximately $325.0 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants of our debt arrangements as of September 30, 2007.
As of September 30, 2007, approximately $18.0 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million was fixed at a weighted average rate of approximately 5.0%. These agreements have been accounted for on a mark-to-market basis. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of and for the three months ended September 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated liability for derivatives of $3.8 million and a net accumulated investment in derivatives of $1.0 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and we recorded in our consolidated statements of operations a loss on derivatives, net of $6.1 million and $7.5 million, respectively. For the nine months ended September 30, 2007 and 2006, we recorded in our consolidated financial statements of operations a loss on derivatives, net of $4.2 million and $6.5 million, respectively.
6. MEMBERS’ DEFICIT
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment,” requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007		2006
Share-based compensation expense by type of award:
Employee stock options	$(6	)(1)	$24
Employee stock purchase plan	15		26
Restricted stock units	92		53

Total share-based compensation expense	$101		$103

(1)	Includes forfeiture adjustments

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$39	$94
Employee stock purchase plan	42	51
Restricted stock units	255	148

Total share-based compensation expense	$336	$293

Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to approximately 16,000 and 17,000 for the three months ended September 30, 2007 and 2006, respectively. Shares purchased by employees amounted to approximately 31,000 and 37,000 for the nine months ended September 30, 2007 and 2006, respectively. The net proceeds to us were less than $0.1 million for the three months ended September 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.1 million for the three and nine months ended September 30, 2007 and 2006, respectively.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. During each of the three and nine months ended September 30, 2007 and 2006, we received in aggregate $4.5 million and $13.5 million, respectively, in cash dividends on the preferred equity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to approximately 79% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of September 30, 2007, our cable systems passed an estimated 1.36 million homes and served 608,000 basic video subscribers in 22 states. We provide digital video service to 232,000 customers, representing a penetration of 38.2% of our basic subscribers, and provide HSD to 287,000 customers, representing a penetration of 21.1% of our estimated homes passed. We introduced phone service across several of our markets during the second quarter of 2005, and provided service to about 68,000 customers as of September 30, 2007, representing a penetration of 6.3% of our 1.1 million estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, data and phone customers. As of September 30, 2007, we served 1.20 million RGUs, as compared to 1.12 million RGUs on September 30, 2006.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. DirecTV and Echostar now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver these signals has been the primary cause of our loss of basic subscribers in recent years.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of the retransmission consent dispute, both prior to and during the loss of carriage of the Sinclair stations, we experienced higher levels of basic subscriber losses in the fourth quarter of 2006 and the first quarter of 2007.

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
Actual Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
The following tables set forth our unaudited consolidated statements of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$144,276	$134,276	$10,000	7.4%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	62,740	55,999	6,741	12.0%
Selling, general and administrative expenses	27,612	26,372	1,240	4.7%
Management fee expense	2,461	2,397	64	2.7%
Depreciation and amortization	28,383	26,490	1,893	7.1%

Operating income	23,080	23,018	62	0.3%

Interest expense, net	(30,212)	(29,259)	(953)	3.3%
Loss on derivatives, net	(6,053)	(7,459)	1,406	(18.8%)
Loss on sale of cable systems	(1,703)	—	(1,703)	NM
Investment income from affiliate	4,500	4,500	—	0.0%
Other expense, net	(869)	(939)	70	(7.5%)

Net loss	$(11,257)	$(10,139)	$(1,118)	11.0%

Adjusted OIBDA	$51,564	$49,611	$1,953	3.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$51,564	$49,611	$1,953	3.9%
Non-cash, share-based compensation	(101)	(103)	2	(1.9%)
Depreciation and amortization	(28,383)	(26,490)	(1,893)	7.1%

Operating income	$23,080	$23,018	$62	0.3%

Revenues
The following tables set forth our unaudited revenue, subscriber and average monthly revenue statistics for the three months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$101,288	$100,014	$1,274	1.3%
Data	31,988	27,272	4,716	17.3%
Phone	5,755	2,107	3,648	173.1%
Advertising	5,245	4,883	362	7.4%

	$144,276	$134,276	$10,000	7.4%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	608,000	636,000	(28,000)	(4.4%)
Digital customers	232,000	217,000	15,000	6.9%
Data customers	287,000	243,000	44,000	18.1%
Phone customers	68,000	23,000	45,000	195.7%

RGUs (1)	1,195,000	1,119,000	76,000	6.8%

Average total monthly revenue per basic subscriber (2)	$78.58	$69.94	$8.64	12.4%
Average total monthly revenue per RGU (3)	$40.50	$40.31	$0.19	0.5%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by the average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by the average number of RGUs for such period.
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

Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 12.4%. RGUs grew 6.8% and average total monthly revenue per RGU grew 0.5%.
Video revenues grew 1.3% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. Since June 30, 2007, we lost 8,000 basic subscribers, which was unchanged from the loss for the same period last year. Since September 30, 2006, we lost 28,000 subscribers, including a significant amount of basic subscribers lost in connection with the retransmission consent dispute with Sinclair and the sale during the period of cable systems serving on a net basis 4,100 basic subscribers.
Data revenues rose 17.3%, primarily due to a 18.1% increase in data customers.
Phone revenues grew 173.1%, largely due to a 195.7% increase in phone customers.
Advertising revenues increased 7.4%, largely as a result of a 14-week broadcast sales period this quarter, as compared to a 13-week period in the three months ended September 30, 2006.
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
Service costs rose 12.0%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 226.7% commensurate with the significant increase of our phone and data customers. Programming expense rose 4.4%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 43.5% and 41.7% for the three months ended September 30, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 4.7%, principally due to higher marketing, office and bad debt expenses, offset in part by a reduction in taxes and fees. Marketing costs rose 11.3%, largely due to increases in product and service advertising and personnel costs, and a decrease in promotional support. Office costs increased by 13.8%, primarily due to higher call center telecommunications charges. Bad debt expenses were higher by 14.2%, primarily due to higher average write-offs per delinquent account and increased collections expenses. Taxes and fees decreased 5.2%, primarily due to a reduction in state property taxes. Selling, general and administrative expenses as a percentage of revenues were 19.1% and 19.6% for the three months ended September 30, 2007 and 2006, respectively.

We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 2.7%, reflecting higher overhead charges by MCC. Management fee expenses as a percentage of revenues were 1.7% and 1.8% for the three months ended September 30, 2007 and 2006, respectively.
Depreciation and amortization rose 7.1%, primarily due to increased deployment of shorter-lived customer premise equipment, partly offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA increased by 3.9%, due to revenue growth, especially in data and phone, offset in part by increases in service costs, and selling, general and administrative expenses.
Operating Income
Operating income was essentially flat compared to the prior year period, due to growth in Adjusted OIBDA, offset by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 3.3%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates, and to a lesser extent, higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $6.1 million and $7.5 million for the three months ended September 30, 2007 and 2006, respectively.
Loss on Sale of Cable Systems
During the three months ended September 30, 2007, we sold cable systems for $1.8 million and recorded a loss on sale of $1.7 million.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for the three months ended September 30, 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Loss
As a result of the factors described above, we recognized a net loss for the three months ended September 30, 2007 of $11.3 million, compared to a net loss of $10.1 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
The following tables set forth our unaudited consolidated statements of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$421,263	$393,449	$27,814	7.1%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	181,585	164,706	16,879	10.2%
Selling, general and administrative expenses	79,034	73,659	5,375	7.3%
Management fee expense	7,522	6,978	544	7.8%
Depreciation and amortization	82,277	77,921	4,356	5.6%

Operating income	70,845	70,185	660	0.9%

Interest expense, net	(89,504)	(82,477)	(7,027)	8.5%
Loss on early extinguishment of debt	—	(4,624)	4,624	NM
Loss on derivatives, net	(4,228)	(6,498)	2,270	(34.9%)
Gain on sale of cable systems, net	9,078	—	9,078	NM
Investment income from affiliate	13,500	13,500	—	NM
Other expense, net	(3,021)	(3,193)	172	(5.4%)

Net loss	$(3,330)	$(13,107)	$9,777	(74.6%)

Adjusted OIBDA	$153,458	$148,399	$5,059	3.4%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$153,458	$148,399	$5,059	3.4%
Non-cash, share-based compensation	(336)	(293)	(43)	14.7%
Depreciation and amortization	(82,277)	(77,921)	(4,356)	5.6%

Operating income	$70,845	$70,185	$660	0.9%

Revenues
The following tables set forth our unaudited revenue, subscriber and average monthly revenue statistics for the nine months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$298,997	$297,195	$1,802	0.6%
Data	92,791	77,866	14,925	19.2%
Phone	14,752	4,232	10,520	248.6%
Advertising	14,723	14,156	567	4.0%

	$421,263	$393,449	$27,814	7.1%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	608,000	636,000	(28,000)	(4.4%)
Digital customers	232,000	217,000	15,000	6.9%
Data customers	287,000	243,000	44,000	18.1%
Phone customers	68,000	23,000	45,000	195.7%

RGUs (1)	1,195,000	1,119,000	76,000	6.8%

Average total monthly revenue per basic subscriber (2)	$75.68	$67.99	$7.69	11.3%
Average total monthly revenue per RGU (3)	$40.01	$39.91	$0.10	0.3%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the period divided by the average number of basic subscribers for such period.

(3)	Represents revenues for the period divided by the average number of RGUs for such period.
Revenues rose 7.1%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 11.3%. RGUs grew 6.8% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues grew 0.6% for the nine month period, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. Since December 31, 2006, we lost 21,000 basic subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with Sinclair, and the sale during the period of cable systems serving on a net basis 4,100 basic subscribers, compared to a loss of 14,000 basic subscribers for the same period last year.
Data revenues rose 19.2%, primarily due to a 18.1% increase in data customers.
Phone revenues grew 248.6% largely due to a 195.7% increase in phone customers.
Advertising revenues increased 4.0%, largely as a result of stronger local advertising sales.

Costs and Expenses
Service costs rose 10.2%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 54.6%, commensurate with the significant increase of our phone and data customers. Programming expense rose 5.4%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 43.1% and 41.86% for the nine months ended September 30, 2007 and 2006, respectively.
Selling, general and administrative expenses rose 7.3%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose by 16.1%, largely due to increases in product and service advertising, direct mailing campaigns and personnel costs, and a decrease in promotional support. Bad debt expenses were higher by 27.0%, primarily due to higher average write-offs per delinquent account, unusually low write-offs of uncollectible accounts in the prior year period and increased collection expense. Office costs increased by 16.9%, primarily due to higher call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 18.8% and 18.7% for the nine months ended September 30, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 7.8%, reflecting higher overhead charges by MCC. Management fee expenses as a percentage of revenues were 1.7% for each of the nine month periods ended September 30, 2007 and 2006.
Depreciation and amortization rose 5.6%, due primarily to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA rose 3.4%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 0.9%, due to growth in Adjusted OIBDA, largely offset by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 8.5%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $4.2 million and $6.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Gain on Sale of Cable Systems, net
During the nine months ended September 30, 2007, we sold cable systems for $24.8 million and recorded a gain on sale of $9.1 million.
Investment Income from Affiliate
Investment income from affiliate was $13.5 million for the nine months ended September 30, 2007 and 2006, respectively. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Loss
As a result of the factors described above, we recognized a net loss for the nine months ended September 30, 2007 of $3.3 million, compared to a net loss of $13.1 million for the nine months ended September 30, 2006.
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
As of September 30, 2007, our total debt was $1,527.1 million, of which $21.5 million matures within the twelve months ending September 30, 2008. During the nine months ended September 30, 2007, we paid cash interest of approximately $112.1 million, net of capitalized interest. As of September 30, 2007, we had unused revolving credit commitments of approximately $324.9 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $81.9 million for the nine months ended September 30, 2007, as compared to $89.9 million for the comparable period last year. The change of $8.0 million is primarily due to the loss on early extinguishment of debt in the nine months ended September 30, 2006, and to a lesser extent, the net change in operating assets and liabilities.

During the nine months ended September 30, 2007, the net change in our operating assets and liabilities was $5.8 million, primarily due to an increase in our accrued liabilities of $16.5 million and an increase in deferred revenue of $2.0 million, offset by an increase in our prepaid expenses and other assets of $9.6 million, an increase in accounts receivable net of $1.8 million and a decrease in our other non-current liabilities of $1.2 million.
Investing Activities
Net cash flows used in investing activities were $65.6 million for the nine months ended September 30, 2007, as compared to $74.7 million for the prior year period. Capital expenditures increased $8.4 million to $83.2 million primarily due to higher spending on customer premise equipment and installation activities. In addition, we received proceeds of $24.8 million from the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $21.2 million for the nine months ended September 30, 2007, largely due to a net reduction of debt. Net cash flows used in financing activities were $12.2 million for the comparable period in 2006, largely due to net bank borrowings, offset by a distribution to our parent.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $400.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of September 30, 2007, approximately $18.0 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2007.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC
November 14, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
November 14, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation