Form 10-Q
period 2008-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2008-05-14
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers	☐ Smaller reporting company
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
FOR THE PERIOD ENDED MARCH 31, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$9,661	$9,585
Accounts receivable, net of allowance for doubtful accounts of $668 and $900	33,067	34,415
Prepaid expenses and other current assets	8,609	8,485

Total current assets	51,337	52,485

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,028,969 and $1,002,953	685,860	686,987
Franchise rights	550,764	550,763
Goodwill	16,640	16,642
Subscriber lists, net of accumulated amortization of $137,807 and $137,745	952	1,013

Total investment in cable television systems	1,254,216	1,255,405

Other assets, net of accumulated amortization of $15,685 and $15,159	8,622	9,256

Total assets	$1,464,175	$1,467,146

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$194,387	$189,063
Deferred revenue	23,839	22,879
Current portion of long-term debt	27,500	26,500

Total current liabilities	245,726	238,442

Long-term debt, less current portion	1,476,375	1,479,000
Other non-current liabilities	15,105	17,354

Total liabilities	1,737,206	1,734,796

Commitments and contingencies (Note 8)

MEMBER’S DEFICIT
Capital contributions	438,521	438,517
Accumulated deficit	(711,552)	(706,167)

Total member’s deficit	(273,031)	(267,650)

Total liabilities and member’s deficit	$1,464,175	$1,467,146

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$148,939	$134,524

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	63,503	58,061
Selling, general and administrative expenses	26,565	25,371
Management fee expense	2,929	2,521
Depreciation and amortization	29,069	25,930

Operating income	26,873	22,641

Interest expense, net	(26,702)	(29,475)
Loss on derivatives, net	(8,898)	(2,077)
(Loss) gain on sale of cable systems, net	(170)	10,781
Investment income from affiliate	4,500	4,500
Other expense, net	(984)	(1,006)

Net (loss) income	$(5,381)	$5,364

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(5,381)	$5,364
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	29,069	25,930
Loss on derivatives, net	8,898	2,077
Loss (gain) on sale of cable systems, net	170	(10,781)
Amortization of deferred financing costs	526	514
Share-based compensation	136	111
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,178	2,915
Prepaid expenses and other assets	(155)	(3,054)
Accounts payable, accrued expenses and other current liabilities	3,768	(15,191)
Deferred revenue	960	528
Other non-current liabilities	(381)	(386)

Net cash flows provided by operating activities	$38,788	$8,027

INVESTING ACTIVITIES:
Capital expenditures	(27,879)	(22,611)
Proceeds from sale of cable systems	—	22,948
Acquisition of cable system	—	(7,274)

Net cash flows used in investing activities	$(27,879)	$(6,937)

FINANCING ACTIVITIES:
New borrowings	31,000	36,000
Repayment of debt	(32,625)	(39,856)
Other financing activities — book overdrafts	(9,208)	1,382

Net cash flows used in financing activities	$(10,833)	$(2,474)

Net increase (decrease) in cash	76	(1,384)
CASH, beginning of period	9,585	11,501

CASH, end of period	$9,661	$10,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$41,004	$46,126

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, (“we,” “our” or “us” ), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to the our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” See Note 2.
We rely on our parent, MCC, for various services such as corporate and administrative support. Our financial position, results of operations and cash flows could differ from those that would have resulted had we operated autonomously or as an entity independent of MCC.
Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Mediacom Capital has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its consolidated balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, liabilities under our interest rate exchange agreements, net, were valued at $18.4 million using Level 2 inputs.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest; (iii) changes in a parent’s ownership interest; (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated; and (v) sufficient disclosures to identify the interest of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not completed our evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$1,641,018	$1,618,089
Vehicles	33,403	32,349
Furniture, fixtures and office equipment	22,523	21,696
Buildings and leasehold improvements	16,357	16,278
Land and land improvements	1,528	1,528

	1,714,829	1,689,940
Accumulated depreciation	(1,028,969)	(1,002,953)

Property, plant and equipment, net	$685,860	$686,987

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Accrued programming costs	$18,891	$17,844
Accrued taxes and fees	13,879	17,383
Accrued interest	13,690	27,957
Book overdrafts (1)	13,286	22,497
Liability under interest rate exchange agreements	10,763	—
Accrued payroll and benefits	10,103	9,369
Accrued service costs	9,297	10,879
Accrued property, plant and equipment	6,527	4,376
Subscriber advance payments	6,040	5,962
Accounts payable	1,967	8,579
Accrued telecommunications costs	—	6,726
Other accrued expenses	8,043	8,668
Accounts payable — affiliates	81,901	48,823

Accounts payable, accrued expenses and other current liabilities	$194,387	$189,063

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Bank credit facilities	$878,875	$880,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	—	—

	$1,503,875	$1,505,500
Less: Current portion	27,500	26,500

Total long-term debt	$1,476,375	$1,479,000

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and December 31, 2007, were 4.5% and 6.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of approximately $345.3 million under our bank credit facilities, all of which would be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of March 31, 2008, approximately $12.7 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of March 31, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 68% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2008. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $18.4 million and $9.5 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a loss on derivatives of $8.9 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

6. MEMBER’S DEFICIT
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$21	$25
Employee stock purchase plan	12	13
Restricted stock units	103	73

Total share-based compensation expense	$136	$111

During the three months ended March 31, 2008, approximately 89,000 restricted stock units and 19,000 stock options were granted under our compensation programs. Each of the restricted stock units and stock options are convertible and exercisable into a share of MCC’s Class A common stock. The weighted average fair values associated with these grants were $4.99 per restricted stock unit and $4.37 per stock option. During the three months ended March 31, 2008, no stock options were exercised and approximately 96,000 restricted stock units were vested.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 15,000 for the three months ended March 31, 2007. The net proceeds to us were approximately $0.1 million for each of the three months ended March 31, 2008 and 2007. Contributions for the period ended March 31, 2008 were used to purchase approximately 25,000 shares by employees in April 2008.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended March 31, 2008 and 2007, we received in aggregate $4.5 million in cash dividends on the preferred equity.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, we placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that we placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit had not made a claim for specified damages in the original complaint. An order declaring that this action is appropriate for class relief was entered in April 2006. Our petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri in October 2006. We continue to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their expert, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase this estimate to approximately $26.0 million. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to approximately $1.2 million, depending on the court’s determination of the proper measure of damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 has been set for the claim by the class representatives, Gary and Janice Ogg.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to almost 85% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2008, our cable systems passed an estimated 1.36 million homes and served 604,000 basic video subscribers in 22 states. We provide digital video services to 253,000 customers, representing a digital penetration of 41.9% of our basic subscribers; HSD service to 314,000 customers, representing a HSD penetration of 23.1% of our estimated homes passed; and phone service to 90,000 customers, representing a penetration of 7.8% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of March 31, 2008, we served 1.26 million RGUs, an increase of 8.6% over the end of the prior year period.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of this retransmission consent dispute, we experienced higher levels of basic subscriber losses and operating expenses in the fourth quarter of 2006 and the first quarter of 2007.
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
For purposes of calculating our compliance with the covenants under our debt arrangements, Adjusted OIBDA or similar measures are further adjusted to include investment income to the extent received in cash. Investment income received in cash by Mediacom LLC was $4.5 million for each of the three months ended March 31, 2008 and 2007, respectively.
Actual Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
The following tables set forth our unaudited consolidated statements of operations for the three months ended March 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Revenues	$148,939	$134,524	$14,415	10.7%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	63,503	58,061	5,442	9.4%
Selling, general and administrative expenses	26,565	25,371	1,194	4.7%
Management fee expense	2,929	2,521	408	16.2%
Depreciation and amortization	29,069	25,930	3,139	12.1%

Operating income	26,873	22,641	4,232	18.7%

Interest expense, net	(26,702)	(29,475)	2,773	(9.4%)
Loss on derivatives, net	(8,898)	(2,077)	(6,821)	NM
(Loss) gain on sale of cable systems	(170)	10,781	(10,951)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(984)	(1,006)	22	(2.2%)

Net (loss) income	$(5,381)	$5,364	$(10,745)	NM

Adjusted OIBDA	$56,078	$48,682	$7,396	15.2%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$56,078	$48,682	$7,396	15.2%
Non-cash, share-based compensation	(136)	(111)	(25)	22.5%
Depreciation and amortization	(29,069)	(25,930)	(3,139)	12.1%

Operating income	$26,873	$22,641	$4,232	18.7%

Revenues
The following tables set forth our unaudited revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data).

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Video	$101,229	$96,489	4,740	4.9%
HSD	34,708	29,467	5,241	17.8%
Phone	8,434	3,936	4,498	114.3%
Advertising	4,568	4,632	(64)	(1.4%)

Total Revenues	$148,939	$134,524	14,415	10.7%

	Three Months Ended
	March 31,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	604,000	622,000	(18,000)	(2.9%)
Digital customers	253,000	225,000	28,000	12.4%
HSD customers	314,000	269,000	45,000	16.7%
Phone customers	90,000	45,000	45,000	100.0%

RGUs(1)	1,261,000	1,161,000	100,000	8.6%

Average total monthly revenue per RGU (2)	$39.97	$38.89	$1.08	2.8%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 10.7%, largely attributable to growth in our HSD and phone customers, an increase in video revenues and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute. RGUs grew 8.6%, and average total monthly revenue per RGU rose 2.8%.
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including commercial establishments, for our HSD products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Video revenues grew 4.9%, largely due to basic video rate increases and customer growth in our digital and other advanced video products and services, including DVRs and HDTV, partially offset by a lower number of basic subscribers. During the three months ended March 31, 2008, the number of basic subscribers remained flat, compared to a reduction in 7,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, as well as the sale during the period of cable systems serving on a net basis 3,000 basic subscribers. Digital customers grew by 13,000 during the three months ended March 31, 2008, as compared to an increase of 1,000 in the prior year period. As of March 31, 2008, 30.7% of digital customers received DVR and/or HDTV services, as compared to 21.2% at the end of the prior year period.
HSD revenues rose 17.8%, primarily due to a 16.7% year-over-year increase in HSD customers. During the three months ended March 31, 2008, HSD customers grew by 15,000, as compared to a gain of 11,000 in the prior year period.

Phone revenues grew 114.3%, mainly due to a 100.0% year-over-year increase in phone customers. For each of the three months ended March 31, 2008, and 2007, phone customers grew by 11,000. As of March 31, 2008, our phone service was marketed to nearly 85% of our estimated 1.36 million homes passed.
Advertising revenues were lower by 1.4%, largely as a result of an overall reduction in national advertising.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 9.4%, primarily due to increases in programming, field operating and phone expenses, offset in part by lower HSD costs. Programming expenses grew by 7.6%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating expenses grew by 37.7%, mainly due to increased pole rental and vehicle fuel costs. The cost of our phone service rose 93.3%, primarily due to the growth in phone customers. HSD expenses decreased by 25.0%, due to a reduction in delivery costs, offset in part by customer growth. Service costs as a percentage of revenues were 42.6% and 43.2% for the three months ended March 31, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 4.7%, principally due to higher marketing costs and, to a lesser extent, billing expenses, offset in part by a decrease in taxes and fees and call center telecommunications charges. Marketing costs grew by 24.4%, primarily due to an increase in direct mailing campaigns, higher levels of marketing personnel and commissions and a greater use of third-party sales support. Billing expenses grew 11.2%, principally due to higher processing fees. Taxes and fees decreased by 15.3%, due to changes in franchise fee collection. Telecommunications costs fell 32.1% due to more favorable rates and lower call volumes at our customer service centers. Selling, general and administrative expenses as a percentage of revenues were 17.8% and 18.9% for the three months ended March 31, 2008 and 2007, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 16.2%, primarily due to an increase in compensation. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the three months ended March 31, 2008 and 2007, respectively.
Depreciation and amortization rose 12.1%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.
Adjusted OIBDA
Adjusted OIBDA increased by 15.2%, due to growth in HSD, video and phone revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 18.7%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.

Interest Expense, Net
Interest expense, net, decreased by 9.4%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2008, we had interest rate swaps with an aggregate notional amount of $400.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $8.9 million and $2.1 million, based upon information provided by our counterparties, for the three months ended March 31, 2008 and 2007, respectively.
Gain on Sale of Cable Systems
During the three months ended March 31, 2007, we sold a cable system for $22.9 million and recorded a gain on sale of $10.8 million.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for the three months ended March 31, 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $5.4 million for the three months ended March 31, 2008, compared to net income of $5.4 million for the prior year period.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance our reliability and capacity and the further deployment of advanced broadband services. Our capital spending has recently shifted from mainly network upgrade investments to the deployment of advanced services, and we also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments (also referred to as debt service), capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of March 31, 2008, our total debt was $1,503.9 million. Of this amount, $27.5 million matures within the year ending March 31, 2009. During the three months ended March 31, 2008, we paid cash interest of $41.0 million, net of capitalized interest. As of March 31, 2008, about 68% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1.24 billion in bank credit facilities, of which $878.9 million was outstanding as of March 31, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and December 31, 2007, were 4.5% and 6.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of $345.3 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

As of March 31, 2008, approximately $12.7 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of March 31, 2008, we had entered into interest rate swaps with counterparties to hedge $400.0 million of floating rate debt at weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2008. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $18.4 million and $9.5 million, respectively, of which $10.8 million and $0 was classified as current liabilities, respectively. The increase in the current portion of the net accumulated liability for derivatives since December 31, 2007 was driven primarily by a decline in expected interest rates.
Senior Notes
We have issued senior notes totaling $625.0 million as of March 31, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 7.0 to 1. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $38.8 million for the three months ended March 31, 2008, as compared to $8.0 million for the comparable period last year. This change of $30.8 million was primarily due to the net change in our operating assets and liabilities that generated cash of $5.4 million compared to the use of cash of $15.2 million in the prior period, a $7.4 million increase in Adjusted OIBDA and a $2.8 million decrease in interest expense.
During the three months ended March 31, 2008, the net change in our operating assets and liabilities was $5.4 million, principally due to an increase in account payable, accrued expenses and other current liabilities of $3.8 million, a decrease in accounts receivable, net of $1.2 million an increase in deferred revenue of $1.0 million, offset by a decrease in other non-current liabilities of $0.4 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $27.9 million for the three months ended March 31, 2008, as compared to $6.9 million for the prior year period. This change of $21.0 million was due to proceeds received from the sale of cable systems, net of acquisitions, of $15.7 million in the prior year period and a $5.3 million increase in capital expenditures to $27.9 million, primarily due to higher spending on network performance related to customer growth in our HSD and phone services and customer premise equipment and related installation activities.

Financing Activities
Net cash flows used in financing activities were $10.8 million for the three months ended March 31, 2008, as compared to net cash flows used in financing activities of $2.5 million for the comparable period last year. This change of $8.3 million was principally due to other financing activities of $9.2 million and net bank repayment of debt of $1.6 million.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of March 31, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of March 31, 2008.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
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
MEDIACOM LLC

May 14, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
May 14, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation