Form 10-Q
period 2008-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2008-08-12
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
Commission File Numbers: 333-57285-01
 333-57285
Mediacom LLC
Mediacom Capital Corporation*
(Exact names of Registrants as specified in their charters)

New York New York	06-1433421 06-1513997
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Numbers)
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

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers	☐ Smaller reporting company
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$14,524	$9,585
Accounts receivable, net of allowance for doubtful accounts of $975 and $900	35,108	34,415
Prepaid expenses and other current assets	8,793	8,485

Total current assets	58,425	52,485
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,054,921 and $1,002,953	690,521	686,987
Franchise rights	550,763	550,763
Goodwill	16,642	16,642
Subscriber lists, net of accumulated amortization of $137,868 and $137,745	835	1,013

Total investment in cable television systems	1,258,761	1,255,405
Other assets, net of accumulated amortization of $16,266 and $15,159	8,100	9,256

Total assets	$1,475,286	$1,467,146

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$228,865	$189,063
Deferred revenue	24,197	22,879
Current portion of long-term debt	28,500	26,500

Total current liabilities	281,562	238,442

Long-term debt, less current portion	1,445,750	1,479,000
Other non-current liabilities	10,243	17,354

Total liabilities	1,737,555	1,734,796

Commitments and contingencies (Note 8)

MEMBERS’ DEFICIT
Capital contributions	434,517	438,517
Accumulated deficit	(696,786)	(706,167)

Total members’ deficit	(262,269)	(267,650)

Total liabilities and members’ deficit	$1,475,286	$1,467,146

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$153,874	$142,463	$302,813	$276,987

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	66,857	60,729	130,360	118,791
Selling, general and administrative expenses	27,026	26,050	53,591	51,422
Management fee expense	2,903	2,597	5,832	5,115
Depreciation and amortization	28,135	27,963	57,204	53,894

Operating income	28,953	25,124	55,826	47,765

Interest expense, net	(25,380)	(29,817)	(52,082)	(59,292)
Gain (loss) on derivatives, net	7,789	3,901	(1,109)	1,825
(Loss) gain on sale of cable systems, net	—	—	(170)	10,781
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(1,100)	(1,145)	(2,084)	(2,151)

Net income	$14,762	$2,563	$9,381	$7,928

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$9,381	$7,928
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	57,204	53,894
Loss (gain) on derivatives, net	1,109	(1,825)
Loss (gain) on sale of cable systems, net	170	(10,781)
Amortization of deferred financing costs	1,107	1,102
Share-based compensation	180	236
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(915)	(568)
Prepaid expenses and other assets	292	(707)
Accounts payable, accrued expenses and other current liabilities	40,547	12,745
Deferred revenue	1,318	2,029
Other non-current liabilities	(762)	(822)

Net cash flows provided by operating activities	$109,631	$63,231

INVESTING ACTIVITIES:
Capital expenditures	(61,241)	(49,371)
Proceeds from sale of cable systems	—	22,948
Acquisition of cable system	—	(7,274)

Net cash flows used in investing activities	$(61,241)	$(33,697)

FINANCING ACTIVITIES:
New borrowings	76,000	50,000
Repayment of debt	(107,250)	(84,585)
Capital distributions	(34,000)	—
Capital contributions	30,000	—
Other financing activities — book overdrafts	(8,201)	(10)

Net cash flows used in financing activities	$(43,451)	$(34,595)

Net increase (decrease) in cash	4,939	(5,061)
CASH, beginning of period	9,585	11,501

CASH, end of period	$14,524	$6,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$52,202	$62,467

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
Mediacom Capital Corporation (“Mediacom Capital”), a New York corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Mediacom Capital has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2008, liabilities under our interest rate exchange agreements, net, were valued at $10.6 million using Level 2 inputs.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$1,671,527	$1,618,089
Vehicles	33,163	32,349
Furniture, fixtures and office equipment	22,576	21,696
Buildings and leasehold improvements	16,640	16,278
Land and land improvements	1,536	1,528

	1,745,442	1,689,940
Accumulated depreciation	(1,054,921)	(1,002,953)

Property, plant and equipment, net	$690,521	$686,987

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Accounts payable — affiliates	$98,173	$48,823
Accrued interest	27,941	27,957
Accrued programming costs	18,072	17,844
Accrued taxes and fees	15,818	17,383
Book overdrafts (1)	14,292	22,497
Subscriber advance payments	9,790	5,962
Accrued payroll and benefits	9,385	9,369
Accrued service costs	9,183	10,879
Accrued property, plant and equipment	8,952	4,376
Liability under interest rate exchange agreements	7,456	—
Accounts payable	2,935	8,579
Accrued telecommunications costs	1,188	6,726
Other accrued expenses	5,680	8,668

Accounts payable, accrued expenses and other current liabilities	$228,865	$189,063

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Bank credit facilities	$849,250	$880,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000

	$1,474,250	$1,505,500
Less: Current portion	28,500	26,500

Total long-term debt	$1,445,750	$1,479,000

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007 were 4.2% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of approximately $370.8 million under our bank credit facilities, all of which would be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of June 30, 2008, approximately $10.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 69.5% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for, the three months ended June 30, 2008. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $10.6 million and $9.5 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $7.8 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively. We recorded a net loss on derivatives of $1.1 million and a net gain on derivatives of $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
6. MEMBER’S DEFICIT
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$4	$20
Employee stock purchase plan	13	13
Restricted stock units	24	92

Total share-based compensation expense	$41	$125

During the three months ended June 30, 2008, there were no restricted stock units or stock options granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended June 30, 2008, no restricted stock units were vested and no stock options were exercised.

	Six Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$25	$45
Employee stock purchase plan	25	27
Restricted stock units	130	163

Total share-based compensation expense	$180	$235

During the six months ended June 30, 2008, approximately 89,000 restricted stock units were granted with a weighted average fair value of $4.99 per restricted stock unit and no stock options were granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the six months ended June 30, 2008, approximately 96,000 restricted stock units were vested and no stock options were exercised.

Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under MCC’s plan amounted to approximately 25,000 for the three and six months ended June 30, 2008. Shares purchased by employees under MCC’s plan amounted by approximately 15,000 for the three and six months ended June 30, 2007. The net proceeds to us were less than $0.1 million for each of the three months ended June 30, 2008 and 2007. The net proceeds to us were approximately $0.1 million for each of the six months ended June 30, 2008 and 2007.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2008 and 2007, we received in aggregate $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2008 and 2007, we received in aggregate $9.0 million in cash dividends on the preferred equity.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. The lawsuit alleges that we, in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. An order declaring that this action is appropriate for class relief was entered in April 2006. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claimed compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $40.0 million in compensatory damages. On July 23, 2008, we filed a motion to strike the expert testimony presented by plaintiffs in its first damage theory and another motion to preclude plaintiffs’ presentation of the second alternative damage theory. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 has been set for the claim by the class representatives, Gary and Janice Ogg. We continue to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and six months ended June 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 86% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of June 30, 2008, our cable systems passed an estimated 1.36 million homes and served 606,000 basic video subscribers in 21 states. We provide digital video services to 264,000 customers, representing a digital penetration of 43.6% of our basic subscribers; HSD service to 323,000 customers, representing a HSD penetration of 23.7% of our estimated homes passed; and phone service to 100,000 customers, representing a penetration of 8.5% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2008, we served 1.29 million RGUs, an increase of 9.6% over the end of the prior year period.
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
For purposes of calculating our compliance with the covenants under our debt arrangements, Adjusted OIBDA or similar measures are further adjusted to include investment income to the extent received in cash. The calculation for compliance with these covenants requires us to annualize Adjusted OIBDA or similar measures (as further adjusted) for each quarterly period. Investment income received in cash by Mediacom LLC was $4.5 million for each of the three months ended June 30, 2008 and 2007, respectively.
Actual Results of Operations
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
The following tables set forth our unaudited consolidated statements of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Revenues	$153,874	$142,463	$11,411	8.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	66,857	60,729	6,128	10.1%
Selling, general and administrative expenses	27,026	26,050	976	3.7%
Management fee expense	2,903	2,597	306	11.8%
Depreciation and amortization	28,135	27,963	172	0.6%

Operating income	28,953	25,124	3,829	15.2%

Interest expense, net	(25,380)	(29,817)	4,437	(14.9%)
Gain on derivatives, net	7,789	3,901	3,888	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(1,100)	(1,145)	45	(3.9%)

Net income	$14,762	$2,563	$12,199	NM

Adjusted OIBDA	$57,129	$53,212	$3,917	7.4%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$57,129	$53,212	$3,917	7.4%
Non-cash, share-based compensation	(41)	(125)	84	(67.2%)
Depreciation and amortization	(28,135)	(27,963)	(172)	0.6%

Operating income	$28,953	$25,124	$3,829	15.2%

Revenues
The following tables set forth our unaudited revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data).

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$102,812	$101,220	1,592	1.6%
HSD	36,325	31,335	4,990	15.9%
Phone	9,837	5,061	4,776	94.4%
Advertising	4,900	4,847	53	1.1%

Total Revenues	$153,874	$142,463	11,411	8.0%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	606,000	616,000	(10,000)	(1.6%)
Digital customers	264,000	228,000	36,000	15.8%
HSD customers	323,000	278,000	45,000	16.2%
Phone customers	100,000	58,000	42,000	72.4%

RGUs (1)	1,293,000	1,180,000	113,000	9.6%

Average total monthly revenue per RGU (2)	$40.17	$40.38	$(0.21)	(0.5%)

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 8.0%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. RGUs grew 9.6%, and average total monthly revenue per RGU declined 0.5% year-over-year.
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
Video revenues grew 1.6%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the three months ended June 30, 2008, the number of basic subscribers rose by 2,000, compared to a loss of 6,000 basic subscribers for the same period last year. Digital customers grew by 11,000 during the three months ended June 30, 2008, as compared to an increase of 3,000 in the prior year period. As of June 30, 2008, 31.5% of digital customers received DVR and/or HDTV services, as compared to 25.9% at the end of the prior year period.
HSD revenues rose 15.9%, primarily due to a 16.2% year-over-year increase in HSD customers. During each of the three months ended June 30, 2008 and 2007, HSD customers grew by 9,000.
Phone revenues grew 94.4%, mainly due to a 72.4% year-over-year increase in phone customers. During the three months ended June 30, 2008, phone customers grew by 10,000, as compared to a gain of 13,000 in the prior year period. As of June 30, 2008, our phone service was marketed to 86% of our estimated 1.36 million homes passed.
Advertising revenues rose 1.1%, largely as a result of an increase in local advertising, mostly offset by a decrease in national advertising.

Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other costs; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 10.1%, primarily due to increases in programming, phone service, field operating and personnel expenses, offset in part by lower HSD costs. Programming expenses grew 6.9%, primarily as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Phone service costs rose 92.9%, principally due to the growth in phone customers and higher connectivity costs. Field operating costs grew by 18.7%, principally due to higher vehicle fuel and repair costs and lower capitalization of overhead costs, offset in part by a decrease in insurance costs. Personnel cost rose 20.7% largely due to higher technical operations staffing. HSD expenses decreased by 15.6% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 43.4% and 42.6% for the three months ended June 30, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 3.7%, principally due to higher marketing and, to a lesser extent, costs related to customer service, offset in part by a decrease in telecommunications and billing expenses. Marketing costs grew 20.2%, mainly due to higher staffing level, greater usage of third-party sales support and an increase in direct mailing campaigns, offset in part by a reduction in other advertising. Customer service employee costs rose 8.7%, primarily due to additional staffing. Telecommunications costs decreased 12.8%, primarily due to more favorable rates. Billing expenses fell 7.6%, principally due to decreased processing fees. Selling, general and administrative expenses as a percentage of revenues were 17.6% and 18.3% for the three months ended June 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 11.8%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.8% for the three months ended June 30, 2008 and 2007, respectively.
Depreciation and amortization rose 0.6%, primarily due to increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 7.4%, due to growth in HSD, phone and video revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 15.2%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 14.9%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.

Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $400.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting to $7.8 million and $3.9 million, based upon information provided by our counterparties, for the three months ended June 30, 2008 and 2007, respectively.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2008 and 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income
As a result of the factors described above, we recognized net income of $14.8 million for the three months ended June 30, 2008, compared to net income of $2.6 million for the prior year period.
Actual Results of Operations
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
The following tables set forth our unaudited consolidated statements of operations for the six months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change

Revenues	$302,813	$276,987	$25,826	9.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	130,360	118,791	11,569	9.7%
Selling, general and administrative expenses	53,591	51,422	2,169	4.2%
Management fee expense	5,832	5,115	717	14.0%
Depreciation and amortization	57,204	53,894	3,310	6.1%

Operating income	55,826	47,765	8,061	16.9%

Interest expense, net	(52,082)	(59,292)	7,210	(12.2%)
(Loss) gain on derivatives, net	(1,109)	1,825	(2,934)	NM
(Loss) gain on sale of cable systems, net	(170)	10,781	(10,951)	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(2,084)	(2,151)	67	(3.1%)

Net income	$9,381	$7,928	$1,453	18.3%

Adjusted OIBDA	$113,210	$101,894	$11,316	11.1%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Adjusted OIBDA	$113,210	$101,894	$11,316	11.1%
Non-cash, share-based compensation	(180)	(235)	55	(23.4%)
Depreciation and amortization	(57,204)	(53,894)	(3,310)	6.1%

Operating income	$55,826	$47,765	$8,061	16.9%

Revenues
The following tables set forth our unaudited revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data).

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$204,040	$197,710	6,330	3.2%
HSD	71,033	60,802	10,231	16.8%
Phone	18,272	8,997	9,275	103.1%
Advertising	9,468	9,478	(10)	(0.1%)

Total Revenues	$302,813	$276,987	25,826	9.3%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	606,000	616,000	(10,000)	(1.6%)
Digital customers	264,000	228,000	36,000	15.8%
HSD customers	323,000	278,000	45,000	16.2%
Phone customers	100,000	58,000	42,000	72.4%

RGUs	1,293,000	1,180,000	113,000	9.6%

Average total monthly revenue per RGU	$40.13	$39.71	$0.42	1.1%
Revenues rose 9.3%, largely attributable to growth in our HSD and phone customers, an increase in video revenues and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute in the first quarter. RGUs grew 9.6%, and average total monthly revenue per RGU rose 1.1%.
Video revenues grew 3.2%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the six months ended June 30, 2008, we gained 2,000 basic subscribers, compared to a reduction of 13,000 basic subscribers for the same period last year, which includes a significant amount of basic subscribers lost in connection with the aforementioned retransmission consent dispute, as well as the sale during the period of cable systems serving on a net basis 3,000 basic subscribers.
HSD revenues rose 16.8%, primarily due to a 16.2% year-over-year increase in HSD customers and continued growth with our enterprise network products and services.
Phone revenues grew 103.1%, mainly due to a 72.4% year-over-year increase in phone customers.
Advertising revenues were essentially flat year-over-year, largely as a result of an overall reduction in national advertising, offset an increase in local advertising.

Costs and Expenses
Service costs rose 9.7%, primarily due to increases in programming, phone service and field expenses, offset in part by lower HSD costs. Programming expenses grew 7.3%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Phone service costs rose 93.1%, mainly due to the growth in phone customers and higher connectivity costs. Field operating expenses grew 27.2%, primarily due to increased pole rental costs, lower capitalization of overhead costs and greater vehicle fuel and repair expenses, offset in part by lower insurance costs. HSD expenses decreased 19.0% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 43.0% and 42.9% for the six months ended June 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 4.2%, principally due to higher costs related to marketing and, to a lesser extent, customer service, offset by a decrease in telecommunications expenses and taxes and fees. Marketing costs grew 22.2%, primarily due to additional staffing, more frequent direct mailing campaigns and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 5.9%, principally due to higher staffing levels. Telecommunications costs fell 22.7%, primarily due to more favorable rates. Taxes and fees decreased 8.0% due to changes in franchise fee collection. Selling, general and administrative costs as a percentage of revenues were 17.7% and 18.6% for the six months ended June 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 14.0%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.8% for the six months ended June 30, 2008 and 2007, respectively.
Depreciation and amortization rose 6.1%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.
Adjusted OIBDA
Adjusted OIBDA increased 11.1%, due to growth in HSD, phone and video revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 16.9%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 12.2%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $400.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives amounting to $1.1 million and a net gain on derivatives of $1.8 million, based upon information provided by our counterparties, for the six months ended June 30, 2008 and 2007, respectively.

Gain on Sale of Cable Systems, Net
During the six months ended June 30, 2007, we sold a cable system for $22.9 million and recorded a gain on sale of $10.8 million.
Investment Income from Affiliate
Investment income from affiliate was $9.0 million for each of the six months ended June 30, 2008 and 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income
As a result of the factors described above, we recognized net income of $9.4 million for the six months ended June 30, 2008, compared to net income of $7.9 million for the prior year period
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance our reliability and capacity and the further deployment of advanced broadband services. Our capital spending has recently shifted from mainly network upgrade investments to the deployment of advanced services, and we also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of June 30, 2008, our total debt was $1,474.3 million. Of this amount, $28.5 million matures within the year ending June 30, 2009. During the six months ended June 30, 2008, we paid cash interest of $52.2 million, net of capitalized interest. As of June 30, 2008, about 69.5% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1.23 billion in bank credit facilities, of which $849.3 million was outstanding as of June 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007, were 4.2% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of $370.8 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
As of June 30, 2008, approximately $10.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of June 30, 2008, we had entered into interest rate swaps with counterparties to hedge $400.0 million of floating rate debt at weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively, and have been accounted for on a mark-to-market basis as of, and for, the six months ended June 30, 2008. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $10.6 million and $9.5 million, respectively, of which $7.5 million and $0 was classified as current liabilities, respectively.

Senior Notes
We have issued senior notes totaling $625.0 million as of June 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements of 7.0 to 1. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $109.6 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $113.2 million and the net change in our operating assets and liabilities of $40.5 million, offset in part by interest expense of $52.1 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expenses and other current liabilities of $40.5 million and an increase in deferred revenue of $1.3 million, offset in part by an increase in accounts receivable, net, of $0.9 million.
Net cash flows provided by operating activities were $63.2 million for the six months ended June 30, 2007, primarily due to Adjusted OIBDA of $101.9 million and the net change in our operating assets and liabilities of $12.7 million, offset in part by interest expense of $59.3 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expenses and other current liabilities of $12.7 million and an increase in deferred revenue of $2.0 million, offset in part by an increase in prepaid expenses and other assets of $0.7 million and an increase in accounts receivable, net, of $0.6 million.
Investing Activities
Net cash flows used in investing activities were $61.2 million for the six months ended June 30, 2008, as compared to $33.7 million for the prior year period. In both periods, capital expenditures represent most of the net cash flows used in investing activities. This change of $27.5 million was due to an $11.9 million increase in capital expenditures, primarily due to greater investments in our video and HSD delivery systems and network rebuild and upgrade activity, and proceeds received from the sale of cable systems, net of acquisitions, of $15.7 million in the prior year period.
Financing Activities
Net cash flows used in financing activities were $43.5 million for the six months ended June 30, 2008, principally due to a net reduction of debt of $31.3 million and other financing activities of $8.2 million.
Net cash flows used in financing activities were $34.6 million for the six months ended June 30, 2007, primarily due to a net reduction of debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2008.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC
August 12, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 12, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation