Form 10-Q
period 2008-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2008-11-13
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
Commission File Numbers: 333-57285-01
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; economic downturns and other factors which may negatively affect our customers’ demand for our services; increasing programming costs and delivery expenses related to our advanced products and services; changes in laws and regulations; changes in technology; changes in assumptions underlying our critical accounting policies; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets which may affect our ability to access capital; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report or our other documents filed with the SEC, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$15,531	$9,585
Accounts receivable, net of allowance for doubtful accounts of $940 and $900	35,750	34,415
Prepaid expenses and other current assets	9,344	8,485

Total current assets	60,625	52,485
Preferred equity investment in affiliated company	150,000	150,000
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,078,292 and $1,002,953	705,543	686,987
Franchise rights	550,709	550,763
Goodwill	16,642	16,642
Subscriber lists, net of accumulated amortization of $137,930 and $137,745	1,020	1,013

Total investment in cable television systems	1,273,914	1,255,405
Other assets, net of accumulated amortization of $16,713 and $15,159	11,257	9,256

Total assets	$1,495,796	$1,467,146

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$224,876	$189,063
Deferred revenue	24,429	22,879
Current portion of long-term debt	29,500	26,500

Total current liabilities	278,805	238,442

Long-term debt, less current portion	1,458,125	1,479,000
Other non-current liabilities	8,546	17,354

Total liabilities	1,745,476	1,734,796

Commitments and contingencies (Note 8)

MEMBERS’ DEFICIT
Capital contributions	434,522	438,517
Accumulated deficit	(684,202)	(706,167)

Total members’ deficit	(249,680)	(267,650)

Total liabilities and members’ deficit	$1,495,796	$1,467,146

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$155,648	$144,276	$458,462	$421,263

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	67,595	62,740	197,955	181,585
Selling, general and administrative expenses	27,607	27,612	81,199	79,034
Management fee expense	2,954	2,461	8,786	7,522
Depreciation and amortization	26,217	28,383	83,420	82,277

Operating income	31,275	23,080	87,102	70,845

Interest expense, net	(25,027)	(30,212)	(77,109)	(89,504)
Gain (loss) on derivatives, net	2,854	(6,053)	1,745	(4,228)
(Loss) gain on sale of cable systems, net	—	(1,703)	(170)	9,078
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense, net	(1,014)	(869)	(3,098)	(3,021)

Net income (loss)	$12,588	$(11,257)	$21,970	$(3,330)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$21,970	$(3,330)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	83,420	82,277
(Gain) loss on derivatives, net	(1,745)	4,228
Loss (gain) on sale of cable systems, net	170	(9,078)
Amortization of deferred financing costs	1,554	1,663
Share-based compensation	311	337
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,557)	(1,838)
Prepaid expenses and other assets	(2,679)	(9,607)
Accounts payable, accrued expenses and other current liabilities	29,370	16,508
Deferred revenue	1,550	1,971
Other non-current liabilities	(1,142)	(1,232)

Net cash flows provided by operating activities	$131,222	$81,899

INVESTING ACTIVITIES:
Capital expenditures	(102,534)	(83,151)
Acquisition of cable system	—	(7,274)
Proceeds from sale of cable systems	—	24,782

Net cash flows used in investing activities	$(102,534)	$(65,643)

FINANCING ACTIVITIES:
New borrowings	151,000	91,034
Repayment of debt	(168,875)	(112,257)
Capital distributions	(64,000)	—
Capital contributions	60,000	—
Other financing activities (including book overdrafts)	(867)	—

Net cash flows used in financing activities	$(22,742)	$(21,223)

Net increase (decrease) in cash	5,946	(4,967)
CASH, beginning of period	9,585	11,501

CASH, end of period	$15,531	$6,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$92,098	$112,120

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Mediacom LLC (“Mediacom,” and collectively with its subsidiaries, “we,” “our” or “us”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September, 30, 2008, liabilities under our interest rate exchange agreements, net, were valued at $7.8 million using Level 2 inputs.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$1,710,053	$1,618,089
Vehicles	32,920	32,349
Furniture, fixtures and office equipment	22,635	21,696
Buildings and leasehold improvements	16,690	16,278
Land and land improvements	1,537	1,528

	1,783,835	1,689,940
Accumulated depreciation	(1,078,292)	(1,002,953)

Property, plant and equipment, net	$705,543	$686,987

Change in Estimate — Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $2.6 million for the three and nine months ended September 30, 2008.

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Accounts payable — affiliates	$101,475	$48,823
Book overdrafts (1)	21,628	22,497
Accrued programming costs	17,074	17,844
Accrued taxes and fees	16,527	17,383
Accrued interest	13,676	27,957
Accrued property, plant and equipment	12,224	4,376
Accrued service costs	9,400	10,879
Accrued payroll and benefits	8,975	9,369
Liability under interest rate exchange agreements	7,308	—
Subscriber advance payments	5,689	5,962
Accounts payable	3,632	8,579
Accrued telecommunications costs	2,753	6,726
Other accrued expenses	4,515	8,668

Accounts payable, accrued expenses and other current liabilities	$224,876	$189,063

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Bank credit facilities	$862,625	$880,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
Capital lease obligations	—	—

	$1,487,625	$1,505,500
Less: Current portion	29,500	26,500

Total long-term debt	$1,458,125	$1,479,000

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007 were 4.5% and 6.9%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2008, we had unused revolving credit commitments of approximately $350.8 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. All of our unused revolving credit commitments of $350.8 million expire on September 30, 2011 and are not subject to scheduled reductions prior to maturity. For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of September 30, 2008, approximately $10.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 68.9% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the continued high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at a weighted average of approximately 3.2% on $200.0 million of floating rate debt for two years, commencing on May 1, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $7.8 million and $9.5 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $2.9 million and a net loss on derivatives of $6.1 million for the three months ended September 30, 2008 and 2007, respectively. We recorded a net gain on derivatives of $1.7 million and a net loss on derivatives of $4.2 million for the nine months ended September 30, 2008 and 2007, respectively.

6. MEMBER’S DEFICIT
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$1	$(6	)(1)
Employee stock purchase plan	13	15
Restricted stock units	117	92

Total share-based compensation expense	$131	$101

	Nine Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$26	$39
Employee stock purchase plan	38	42
Restricted stock units	247	255

Total share-based compensation expense	$311	$336

(1)	Includes forfeiture adjustments.
During the three months ended September 30, 2008, no restricted stock units or stock options were granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended September 30, 2008, no restricted stock units were vested and no stock options were exercised.
During the nine months ended September 30, 2008, approximately 89,000 restricted stock units were granted with a weighted average fair value of $4.99 per restricted stock unit and no stock options were granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the nine months ended September 30, 2008, approximately 96,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under MCC’s plan amounted to approximately 23,000 and 48,000 for the three and nine months ended September 30, 2008. Shares purchased by employees under MCC’s plan amounted to approximately 16,000 and 31,000 for the three and nine months ended September 30, 2007. The net proceeds to us were less than $0.1 million for each of the three months ended September 30, 2008 and 2007. The net proceeds to us were approximately $0.2 million for each of the nine months ended September 30, 2008 and 2007.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2008 and 2007, we received in aggregate $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2008 and 2007, we received in aggregate $13.5 million in cash dividends on the preferred equity.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. The lawsuit alleges that we in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. An order declaring that this action is appropriate for class relief was entered in April 2006. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claimed compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $40.0 million in compensatory damages. On July 23, 2008, we filed a motion to strike the expert testimony presented by plaintiffs in its first damage theory and another motion to preclude plaintiffs’ presentation of the second alternative damage theory. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 was set for the claim by the class representatives, Gary and Janice Ogg, but has been postponed until January 26, 2009. In the interim, motions to strike testimony from plaintiff’s experts and the recently restated theory that plaintiff’s espouse were argued before the court. We continue to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. MCC’s REPURCHASE OF ITS CLASS A COMMON STOCK
On September 7, 2008, MCC signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, MCC will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems currently owned by us serving approximately 25,000 basic subscribers (“Cable Systems”) and $110 million of cash, for approximately 28.3 million shares of MCC’s Class A common stock held by Shivers.
MCC expects to fund a portion of the cash holdings with a contribution by us, which will be sourced from borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of MCC’s Board of Directors.
One of the closing conditions of the transaction is the completion of an internal restructuring of certain cable systems (the “Family Swap”). The Family Swap contemplates our exchange of approximately 44,200 basic subscribers with Mediacom Broadband LLC for approximately 42,500 basic subscribers, subject to any necessary equalization payments and customary closing adjustments. Once completed, we believe the Family Swap transaction will better align our customer base ownership on a geographic basis, making the cable systems more clustered and allowing for more efficient administration, supervision, control and reporting of our field operations. It is expected that our contribution of the Cable Systems will take place at the time the Family Swap is completed.

The results of operations for the Cable Systems to be contributed were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$5,726	$5,435	$16,822	$16,017

Pre-tax net income	$774	$479	$1,643	$1,556
The assets and liabilities to be contributed to MCC in the transaction with Shivers are presented below as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
Assets:
Cash	$28	$—
Accounts receivable, net	670	587
Prepaid and other current assets	133	62
Property, plant and equipment, net	23,073	24,288
Franchise rights, net	4,487	4,639

Total assets	$28,391	$29,576

Liabilities:
Accounts payable and accrued expenses	$1,369	$570

Total liabilities	$1,369	$570

10. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.

MCC’s Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting unit. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in MCC’s stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in MCC’s stock price, may have a negative impact on the fair values of the assets in our reporting unit. This may result in the recognition of an impairment loss when we perform our annual impairment test during the fourth quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and nine months ended September 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 87% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of September 30, 2008, our cable systems passed an estimated 1.37 million homes and served 606,000 basic video subscribers in 21 states. We provide digital video services to 275,000 customers, representing a digital penetration of 45.4% of our basic subscribers; HSD service to 332,000 customers, representing a HSD penetration of 24.3% of our estimated homes passed; and phone service to 109,000 customers, representing a penetration of 9.1% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2008, we served 1.32 million RGUs, an increase of 10.6% over the end of the prior year period.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses.
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

Until recently, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. The traditional retransmission consent process is based on three year cycles, with the current cycle ending December 31, 2008. In some prior negotiations we have entered into longer term agreements so that not all of the broadcast stations carried by us are up for renegotiation at this time. Most owners of multiple broadcast stations have become much more aggressive in demanding significant cash payments from us and other cable operators, DBS providers and local telephone companies. Consequently, we believe that the cost to secure retransmission consent in 2009 and beyond will rise significantly. In some cases, refusal to meet the demands of broadcast station owners could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to, or choose, competitors which offer the stations.
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
For purposes of determining our compliance with the covenants under our debt arrangements, Adjusted OIBDA or similar measures are further adjusted to include investment income to the extent received in cash. The calculation for compliance with these covenants requires us to annualize Adjusted OIBDA or similar measures (as further adjusted) for each quarterly period. Investment income received in cash by Mediacom LLC was $4.5 million for each of the three months ended September 30, 2008 and 2007, respectively.
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

Actual Results of Operations
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
The following tables set forth our unaudited consolidated statements of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$155,648	$144,276	$11,372	7.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	67,595	62,740	4,855	7.7%
Selling, general and administrative expenses	27,607	27,612	(5)	NM
Management fee expense	2,954	2,461	493	20.0%
Depreciation and amortization	26,217	28,383	(2,166)	(7.6%)

Operating income	31,275	23,080	8,195	35.5%

Interest expense, net	(25,027)	(30,212)	5,185	(17.2%)
Gain (loss) on derivatives, net	2,854	(6,053)	8,907	NM
Loss on sale of cable systems, net	—	(1,703)	1,703	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(1,014)	(869)	(145)	16.7%

Net income (loss)	$12,588	$(11,257)	$23,845	(211.8%)

Adjusted OIBDA	$57,623	$51,564	$6,059	11.8%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$57,623	$51,564	$6,059	11.8%
Non-cash, share-based compensation	(131)	(101)	(30)	29.7%
Depreciation and amortization	(26,217)	(28,383)	2,166	(7.6%)

Operating income	$31,275	$23,080	$8,195	35.5%

Revenues
The following tables set forth our unaudited revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber data).

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$102,242	$101,288	954	0.9%
HSD	37,490	31,988	5,502	17.2%
Phone	10,791	5,755	5,036	87.5%
Advertising	5,125	5,245	(120)	(2.3%)

Total Revenues	$155,648	$144,276	11,372	7.9%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	606,000	608,000	(2,000)	(0.3%)
Digital customers	275,000	232,000	43,000	18.5%
HSD customers	332,000	287,000	45,000	15.7%
Phone customers	109,000	68,000	41,000	60.3%

RGUs (1)	1,322,000	1,195,000	127,000	10.6%

Average total monthly revenue per basic subscriber (2)	$85.61	$78.58	$7.03	8.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues rose 7.9%, largely attributable to growth in our HSD and phone customers and, to a lesser extent, an increase in video revenues. RGUs grew 10.6%, and average total monthly revenue per basic subscriber increased 8.9%.
Video revenues grew 0.9%, largely due to customer growth in our advanced video products and services. During the three months ended September 30, 2008, the number of basic subscribers was unchanged, compared to a loss of 8,000 basic subscribers for the same period last year. Digital customers grew by 11,000 during the three months ended September 30, 2008, as compared to an increase of 4,000 in the prior year period. As of September 30, 2008, 31.7% of digital customers were taking our DVR and/or HDTV services, as compared to 27.5% at the end of the prior year period.
HSD revenues rose 17.2%, primarily due to a 15.7% year-over-year increase in HSD customers. During each of the three months ended September 30, 2008 and 2007, HSD customers grew by 9,000.
Phone revenues grew 87.5%, mainly due to a 60.3% year-over-year increase in phone customers and a reduction in discounted pricing. During the three months ended September 30, 2008, phone customers grew by 9,000, as compared to a gain of 10,000 in the prior year period. As of September 30, 2008, our phone service was marketed to 87% of our estimated 1.37 million homes passed.
Advertising revenues decreased 2.3%, largely as a result of a decrease in automotive advertising and one less week in the broadcast advertising calendar compared to the prior year period, offset in part by an increase in political advertising.

Costs and Expenses
Service costs rose 7.7%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 10.4%, primarily as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 53.3%, principally due to the growth in phone customers. Field operating expenses grew 5.7%, largely due to higher vehicle fuel and repair costs, offset in part by decreased usage of outside contractors and increased capitalization of overhead costs. HSD expenses decreased by 15.6% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 43.4% and 43.5% for the three months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expenses were essentially flat year-over-year, principally due to higher customer service and other employee costs, offset by a decrease in telecommunications and billing expenses. Customer service and other employee costs rose 14.6% and 16.6%, respectively, primarily due to additional staffing. Telecommunications costs decreased 29.6%, primarily due to more favorable rates. Billing expenses fell 13.4%, principally due to decreased processing fees, offset in part by higher bank fees and credit card charges. Selling, general and administrative expenses as a percentage of revenues were 17.7% and 19.1% for the three months ended September 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 20.0%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.7% for the three months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization decreased 7.6%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased depreciation on the deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 11.8%, due to growth in HSD, phone and, to a lesser extent, video revenues, offset in part by higher service costs.
Operating Income
Operating income grew 35.5%, due to the increase in Adjusted OIBDA and, to a lesser extent, lower depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 17.2%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $400.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting to $2.9 million and a net loss on derivatives of $6.1 million, based upon information provided by our counterparties, for the three months ended September 30, 2008 and 2007, respectively.
Loss on Sale of Cable Systems, Net
During the three months ended September 30, 2007, we sold cable systems for $1.8 million and recorded a loss on sale of $1.7 million.

Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2008 and 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $12.6 million for the three months ended September 30, 2008, compared to a net loss of $11.3 million for the prior year period.
Actual Results of Operations
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
The following tables set forth our unaudited consolidated statements of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$458,462	$421,263	$37,199	8.8%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	197,955	181,585	16,370	9.0%
Selling, general and administrative expenses	81,199	79,034	2,165	2.7%
Management fee expense	8,786	7,522	1,264	16.8%
Depreciation and amortization	83,420	82,277	1,143	1.4%

Operating income	87,102	70,845	16,257	22.9%

Interest expense, net	(77,109)	(89,504)	12,395	(13.8%)
Gain (loss) on derivatives, net	1,745	(4,228)	5,973	NM
(Loss) gain on sale of cable systems, net	(170)	9,078	(9,248)	NM
Investment income from affiliate	13,500	13,500	—	NM
Other expense, net	(3,098)	(3,021)	(77)	2.5%

Net income (loss)	$21,970	$(3,330)	$25,300	NM

Adjusted OIBDA	$170,833	$153,458	$17,375	11.3%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$170,833	$153,458	$17,375	11.3%
Non-cash, share-based compensation	(311)	(336)	25	(7.4%)
Depreciation and amortization	(83,420)	(82,277)	(1,143)	1.4%

Operating income	$87,102	$70,845	$16,257	22.9%

Revenues
The following tables set forth our unaudited revenues and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber data).

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$306,283	$298,997	7,286	2.4%
HSD	108,524	92,791	15,733	17.0%
Phone	29,062	14,752	14,310	97.0%
Advertising	14,593	14,723	(130)	(0.9%)

Total Revenues	$458,462	$421,263	37,199	8.8%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	606,000	608,000	(2,000)	(0.3%)
Digital customers	275,000	232,000	43,000	18.5%
HSD customers	332,000	287,000	45,000	15.7%
Phone customers	109,000	68,000	41,000	60.3%

RGU’s	1,322,000	1,195,000	127,000	10.6%

Average total monthly revenue per basic subscriber (1)	$84.20	$75.68	$8.52	11.3%

(1)	Represents total average monthly revenues for the period divided by total average basic subscribers for such period.
Revenues rose 8.8%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. RGUs grew 10.6%, and average total monthly revenue per basic subscriber rose 11.3%.
Video revenues grew 2.4%, largely due to customer growth in our advanced video products and services and basic rate increases. During the nine months ended September 30, 2008, we gained 2,000 basic subscribers, compared to a reduction of 21,000 basic subscribers for the same period last year, which included a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, as well as the sale during the period of cable systems serving on a net basis 4,100 basic subscribers.
HSD revenues rose 17.0%, primarily due to a 15.7% year-over-year increase in HSD customers.
Phone revenues grew 97.0%, mainly due to a 60.3% year-over-year increase in phone customers and, to a lesser extent, a reduction in discounted pricing.
Advertising revenues were lower by 0.9%, largely as a result of an overall reduction in local advertising.

Costs and Expenses
Service costs rose 9.0%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 8.3%, principally as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 76.7%, mainly due to the growth in phone customers and, to a lesser extent, higher connectivity costs. Field operating expenses grew 19.0%, primarily due to greater vehicle fuel and repair expenses, increased pole rental costs and, to a lesser extent, lower capitalization of overhead costs. HSD expenses decreased 17.9% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 43.2% and 43.1% for the nine months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 2.7%, principally due to higher expenses related to marketing and customer service employee costs, offset in part by a decrease in telecommunications and billing expenses. Marketing expenses grew 14.0%, primarily due to greater expenses tied to sales activity, higher staffing levels, more frequent direct mailing campaigns and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 8.9%, principally due to higher staffing levels. Telecommunications costs fell 25.3%, primarily due to more favorable rates. Taxes and fees decreased 6.0% due to changes in franchise fee collection. Selling, general and administrative costs as a percentage of revenues were 17.7% and 18.8% for the nine months ended September 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 16.8%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.8% for the nine months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization rose 1.4%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components, mostly offset by an increase in the useful lives of certain fixed assets.
Adjusted OIBDA
Adjusted OIBDA increased 11.3%, due to growth in HSD, phone and video revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 22.9%, primarily due to the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 13.8%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $400.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting to $1.7 million and a net loss on derivatives of $4.2 million, based upon information provided by our counterparties, for the nine months ended September 30, 2008 and 2007, respectively.

Gain on Sale of Cable Systems, Net
During the nine months ended September 30, 2007, we sold cable systems for $24.8 million and recorded a net gain on sale of $9.1 million. During the nine months ended September 30, 2008, there was a $0.2 million negative adjustment related to a prior sale.
Investment Income from Affiliate
Investment income from affiliate was $13.5 million for each of the nine months ended September 30, 2008 and 2007. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $22.0 million for the nine months ended September 30, 2008, compared to a net loss of $3.3 million for the prior year period.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest in our customer growth, in our network to enhance our reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending today is devoted primarily to customer growth and the deployment of advanced services. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of September 30, 2008, our total debt was $1,487.6 million. Of this amount, $29.5 million matures within the year ending September 30, 2009. During the nine months ended September 30, 2008, we paid cash interest of $92.1 million, net of capitalized interest. As of September 30, 2008, about 68.9% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Recent Developments in the Credit Markets
In light of the unprecedented volatility in financial markets, we have performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks and investment banks on our financial position. These assessments have included a review of our continued access to liquidity in the credit markets and counterparty creditworthiness.
In this severely tightened credit environment, we believe we have more than sufficient liquidity to meet our requirements over the next two years. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and available revolving credit commitments aggregating $350.8 million as of September 30, 2008. We have $6.6 million of remaining debt maturities in 2008, $30.5 million of debt maturities in 2009 and $56.5 million of debt maturities in 2010. At this time, we are not aware of any of our revolver banks being in a position where they would be unable to fund borrowings made under our revolving credit commitments. The turmoil in the financial markets may create additional risks in the foreseeable future, including the failure of additional banks, which could reduce amounts available to us under our revolving credit commitments. While not significant to us thus far, if the financial markets fail to recover over the foreseeable future, we may face higher future borrowing costs associated with our short-term and long-term debt.
In addition to the counterparty risk with respect to our revolving credit commitments, we are also subject to credit risk with respect to our interest rate swap agreements with major banks. As of September 30, 2008, our counterparty risk in this area was confined to investment grade financial institutions.

Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1.22 billion in bank credit facilities, of which $862.6 million was outstanding as of September 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. Our total senior debt to cash flow ratio was 3.4 to 1.0 for the third quarter of 2008. The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007, were 4.5% and 6.9%, respectively, before giving effect to the interest rate exchange agreements discussed below.
As of September 30, 2008, we had unused revolving credit commitments of $350.8 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. All of our revolving credit commitments expire on September 30, 2011 and are not subject to scheduled reductions prior to maturity.
As of September 30, 2008, approximately $10.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of September 30, 2008, we had entered into interest rate exchange agreements with counterparties to hedge $400.0 million of floating rate debt at weighted average fixed rate of 5.0%. These agreements are scheduled to expire in the amounts of $300.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at a weighted average of approximately 3.2% on $200.0 million of floating rate debt for two years, commencing on May 1, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three and nine months ended September 30, 2008.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $7.8 million and $9.5 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $2.9 million and a net loss on derivatives of $6.1 million for the three months ended September 30, 2008 and 2007, respectively. We recorded a net gain on derivatives of $1.7 million and a net loss on derivatives of $4.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Senior Notes
We have issued senior notes totaling $625.0 million as of September 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements of 7.0 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.

Operating Activities
Net cash flows provided by operating activities were $131.2 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $170.8 million, the net change in our operating assets and liabilities of $25.5 million and investment income from affiliate of $13.5 million, offset in part by interest expense of $77.1 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expenses and other current liabilities of $29.4 million and an increase in deferred revenue of $1.6 million, offset in part by an increase in prepaid expenses and other assets of $2.7 million, an increase in accounts receivable, net, of $1.6 million and a decrease in other non-current liabilities of $1.1 million.
Net cash flows provided by operating activities were $81.9 million for the nine months ended September 30, 2007, primarily due to Adjusted OIBDA of $153.5 million, investment income from affiliate of $13.5 million and, to a lesser extent, the net change in our operating assets and liabilities of $5.8 million, offset in part by interest expense of $89.5 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expenses and other current liabilities of $16.5 million and an increase in deferred revenue of $2.0 million, offset in part by an increase in prepaid expenses and other assets of $9.6 million, an increase in accounts receivable, net, of $1.8 million and a decrease in other non-current liabilities of $1.2 million.
Investing Activities
Net cash flows used in investing activities were $102.5 million for the nine months ended September 30, 2008. Capital expenditures represented all of the net cash flows used in investing activities. The increase of $19.4 million in capital expenditures over the prior year period was primarily due to greater investments in network upgrade and rebuild activity an scalable infrastructure for digital transition deployment and HSD requirements, as well as investments in customer premise equipment.
Net cash flows used in investing activities were $65.6 million for the nine months ended September 30, 2007. Capital expenditures represented most of the net cash flows used in investing activities. Capital expenditures of $83.2 million, comprised of investments in our video and HSD delivery systems and network rebuild and upgrade activity were offset in part by proceeds from the sale of cable systems, net of acquisitions, of $17.5 million.
Financing Activities
Net cash flows used in financing activities were $22.7 million for the nine months ended September 30, 2008, principally due to a net reduction of debt of $17.9 million, net capital distributions $4.0 million and other financing activities of $0.9 million.
Net cash flows used in financing activities were $15.8 million for the nine months ended September 30, 2007, primarily due to a net reduction of debt of $21.2 million, offset in part by other financing activities of $5.4 million.
On September 7, 2008, MCC signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, MCC will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems currently owned by us serving approximately 25,000 basic subscribers (“Cable Systems”) and $110 million of cash, for approximately 28.3 million shares of MCC’s Class A common stock held by Shivers.
MCC expects to fund a portion of the cash holdings with a contribution by us, which will be sourced from borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of MCC’s Board of Directors.
One of the closing conditions of the transaction is the completion of an internal restructuring of certain cable systems (the “Family Swap”). The Family Swap contemplates our exchange of approximately 44,200 basic subscribers with Mediacom Broadband LLC for approximately 42,500 basic subscribers, subject to any necessary equalization payments and customary closing adjustments. Once completed, we believe the Family Swap transaction will better align our customer base ownership on a geographic basis, making the cable systems more clustered and allowing for more efficient administration, supervision, control and reporting of our field operations. It is expected that our contribution of the Cable Systems will take place at the time the Family Swap is completed.

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
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.
MCC’s Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting unit. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in MCC’s stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in MCC’s stock price, may have a negative impact on the fair values of the assets in our reporting unit. This may result in the recognition of an impairment loss when we perform our annual impairment test during the fourth quarter of 2008.

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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2008.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC

November 13, 2008	By:	/s/ Mark E. Stephan Mark E. Stephan
Executive Vice President and
Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 13, 2008	By:	/s/ Mark E. Stephan Mark E. Stephan
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation