Form 10-Q
period 2009-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2009-08-07
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
Commission File Numbers: 333-57285-01
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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom LLC as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets, which may impact our ability to refinance our debt, as our revolving credit facility expires in September 2011 and other substantial debt becomes due in 2013 and beyond, on the same or similar terms as we currently experience; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$14,146	$10,060
Accounts receivable, net of allowance for doubtful accounts of $980 and $1,127	38,609	36,033
Prepaid expenses and other current assets	8,584	7,575

Total current assets	61,339	53,668

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,051,515 and $1,102,831	699,914	718,467
Franchise rights	616,807	550,709
Goodwill	37,067	16,642
Subscriber lists, net of accumulated amortization of $122,828 and $132,305	1,141	761

Total investment in cable television systems	1,354,929	1,286,579

Other assets, net of accumulated amortization of $15,255 and $14,440	9,360	8,878

Total assets	$1,575,628	$1,499,125

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$247,710	$238,337
Deferred revenue	24,837	24,828
Current portion of long-term debt	43,500	30,500

Total current liabilities	316,047	293,665
Long-term debt, less current portion	1,470,500	1,489,500
Other non-current liabilities	13,053	20,221

Total liabilities	1,799,600	1,803,386

Commitments and contingencies (Note 8)

MEMBERS’ DEFICIT
Capital contributions	441,277	394,517
Accumulated deficit	(665,249)	(698,778)

Total members’ deficit	(223,972)	(304,261)

Total liabilities and members’ deficit	$1,575,628	$1,499,125

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$157,186	$153,874	$319,003	$302,813

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	69,419	66,857	141,599	130,360
Selling, general and administrative expenses	26,834	27,026	54,067	53,591
Management fee expense	2,996	2,903	5,978	5,832
Depreciation and amortization	27,874	28,135	56,467	57,204

Operating income	30,063	28,953	60,892	55,826

Interest expense, net	(23,276)	(25,380)	(45,322)	(52,082)
Gain (loss) on derivatives, net	11,613	7,789	11,093	(1,109)
Loss on sale of cable systems, net	(66)	—	(377)	(170)
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(891)	(1,100)	(1,752)	(2,084)

Net income	$21,943	$14,762	$33,534	$9,381

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$33,534	$9,381
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	56,467	57,204
(Gain) loss on derivatives, net	(11,093)	1,109
Loss on sale of cable systems, net	377	170
Amortization of deferred financing costs	815	1,107
Share-based compensation	284	180
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,953)	(915)
Prepaid expenses and other assets	2,006	292
Accounts payable, accrued expenses and other current liabilities	10,301	40,547
Deferred revenue	9	1,318
Other non-current liabilities	(131)	(762)

Net cash flows provided by operating activities	$89,616	$109,631

INVESTING ACTIVITIES:
Capital expenditures	$(48,593)	$(61,241)

Net cash flows used in investing activities	$(48,593)	$(61,241)

FINANCING ACTIVITIES:
New borrowings	$236,875	$76,000
Repayment of debt	(242,875)	(107,250)
Capital contributions from parent (Notes 2, 9)	80,498	30,000
Capital distributions to parent	(110,000)	(34,000)
Other financing activities — book overdrafts	(1,435)	(8,201)

Net cash flows used in financing activities	$(36,937)	$(43,451)

Net increase in cash	4,086	4,939
CASH, beginning of period	10,060	9,585

CASH, end of period	$14,146	$14,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$46,809	$52,202

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with affiliate (Note 9)	$108,643	$—

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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of SFAS No. 157 which did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $21.7 million using Level 2 inputs.

	Fair Value as of June 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$1,832	$—	$1,832

Liabilities
Interest rate exchange agreements	$—	$23,565	$—	$23,565

Interest rate exchange agreements — liabilities, net	$—	$21,733	$—	$21,733

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $32.8 million using Level 2 inputs.

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$32,826	$—	$32,826

Interest rate exchange agreements — liabilities, net	$—	$32,826	$—	$32,826

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141 (R) on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of SFAS No. 161 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of SFAS No. 165 as of June 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 11 for the disclosures required by SFAS No. 165.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 5 for more information.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$1,676,448	$1,743,864
Vehicles	37,186	36,295
Furniture, fixtures and office equipment	21,098	22,889
Buildings and leasehold improvements	15,178	16,706
Land and land improvements	1,519	1,544

	$1,751,429	$1,821,298
Accumulated depreciation	(1,051,515)	(1,102,831)

Property, plant and equipment, net	$699,914	$718,467

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
These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $2.6 million and $5.2 million for the three and six months ended June 30, 2009, respectively.

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Accounts payable — affiliates	$121,507	$111,070
Accrued interest	27,479	28,377
Liability under interest rate exchange agreements	16,295	18,519
Accrued programming costs	16,198	17,175
Accrued taxes and fees	13,791	13,224
Accrued payroll and benefits	10,888	10,706
Accrued service costs	9,492	8,241
Book overdrafts (1)	6,340	7,782
Subscriber advance payments	5,411	5,523
Accounts payable	5,391	416
Accrued property, plant and equipment	4,764	8,037
Accrued telecommunications costs	2,065	2,788
Other accrued expenses	8,089	6,479

Accounts payable, accrued expenses and other current liabilities	$247,710	$238,337

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Bank credit facility	$889,000	$895,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000

	$1,514,000	$1,520,000
Less: Current portion	43,500	30,500

Total long-term debt	$1,470,500	$1,489,500

Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of June 30, 2009 and 2008 were 4.4% and 5.2%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of June 30, 2009, we had unused revolving credit commitments of $301.8 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. All of our unused revolving credit commitments expire on September 30, 2011, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0.
As of June 30, 2009, approximately $10.9 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.

Senior Notes
We have issued senior notes totaling $625 million as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of June 30, 2009, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$123,125
9 1/2% senior notes due 2013	477,500

$600,625

Credit facility	$822,531

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $600 million was fixed at a weighted average rate of 4.2%. As of the same date, about 81% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $200 million for each of the years ended December 31, 2009, 2010 and 2011.
We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the balance of 2009, and a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a rate of 2.8% on $200 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $1.8 million, an accumulated current liability of $16.3 million and an accumulated long-term liability of $7.3 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $18.5 million and an accumulated long-term liability of $14.3 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $11.6 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $11.1 million and a net loss on derivatives of $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

6. MEMBERS’ DEFICIT
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$7	$4
Employee stock purchase plan	20	13
Restricted stock units	119	24

Total share-based compensation expense	$146	$41

During the three months ended June 30, 2009, there were no restricted stock units or stock options granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended June 30, 2009, no restricted stock units were vested and no stock options were exercised.

	Six Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$15	$25
Employee stock purchase plan	47	25
Restricted stock units	222	130

Total share-based compensation expense	$284	$180

During the six months ended June 30, 2009, 76,000 restricted stock units and no stock options were granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. The weighted average fair values associated with these grants were $4.92 per restricted stock unit. During the six months ended June 30, 2009, approximately 55,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase program, all of our employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 31,000 and 25,000 for the three and six months ended June 30, 2009 and 2008, respectively. The net proceeds to MCC were approximately $0.1 million for each of the three months ended June 30, 2009 and 2008. The net proceeds to MCC were approximately $0.1 million for each of the six months ended June 30, 2009 and 2008, respectively.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2009 and 2008, we received in aggregate $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2009 and 2008, we received in aggregate $9.0 million in cash dividends on the preferred equity.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that we, in areas where there was no cable franchise failed to obtain permission from landowners to place our fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. Before trial, the plaintiffs proposed an alternative damage theory of $42.0 million in compensatory damages. Notwithstanding the verdict in the trial described below, we remain unable to reasonably determine the amount of our final liability in this lawsuit. Prior to trial our experts estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate did not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages.
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict cannot at this time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages. We are vigorously defending against the claims made by the other members of the class, including at trial, and on appeal, if necessary.
We believe that the amount of actual liability would not have a significant effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance, however, that the actual liability ultimately determined for all members of the class would not exceed our estimated range or any amount derived from the verdict rendered on March 18, 2009. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
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
We recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions from parent on our consolidated statements of cash flows for the six months ended June 30, 2009.
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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
11. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, August 7, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and six months ended June 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
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
As of June 30, 2009, our cable systems passed an estimated 1.28 million homes and served 567,000 basic subscribers in 20 states. As of the same date, we served 292,000 digital video customers, or digital customers, representing a penetration of 51.5% of our basic subscribers; 339,000 HSD customers, representing a penetration of 26.5% of our estimated homes passed; and 124,000 phone customers, representing a penetration of 10.7% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2009, we served 1.32 million RGUs.
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
Asset Transfer Agreement with MCC and Mediacom Broadband
On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband LLC (“Mediacom Broadband”), a wholly-owned subsidiary of MCC, pursuant to which certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin would be exchanged for certain of Mediacom Broadband’s cable systems located in Illinois, and a cash payment of $8.2 million (the “Asset Transfer”). The net effect of the Asset Transfer on our subscriber and customers base was the loss of 3,700 basic subscribers and the gain of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. We believe the Asset Transfer will better align our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).
As part of the Transfer Agreement, we contributed to MCC cable systems located in Western North Carolina (the “WNC Systems”), which served approximately 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, or an aggregate 51,000 RGUs. These cable systems were part of the Exchange Agreement noted above. In connection therewith, we received a $74 million cash contribution on February 12, 2009, of which funds had been contributed to MCC by Mediacom Broadband on the same date.

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

Actual Results of Operations
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$157,186	$153,874	$3,312	2.2%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	69,419	66,857	2,562	3.8%
Selling, general and administrative expenses	26,834	27,026	(192)	(0.7%)
Management fee expense	2,996	2,903	93	3.2%
Depreciation and amortization	27,874	28,135	(261)	(0.9%)

Operating income	30,063	28,953	1,110	3.8%

Interest expense, net	(23,276)	(25,380)	2,104	(8.3%)
Gain on derivatives, net	11,613	7,789	3,824	49.1%
Loss on sale of cable systems, net	(66)	—	(66)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(891)	(1,100)	209	(19.0%)

Net income	$21,943	$14,762	$7,181	48.6%

Adjusted OIBDA	$58,083	$57,129	$954	1.7%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$58,083	$57,129	$954	1.7%
Non-cash, share-based compensation	(146)	(41)	(105)	NM
Depreciation and amortization	(27,874)	(28,135)	261	(0.9%)

Operating income	$30,063	$28,953	$1,110	3.8%

Revenues
The following tables set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data).

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Video	$100,721	$102,812	$(2,091)	(2.0%)
HSD	39,484	36,325	3,159	8.7%
Phone	12,944	9,837	3,107	31.6%
Advertising	4,037	4,900	(863)	(17.6%)

Total revenues	$157,186	$153,874	$3,312	2.2%

	June 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	567,000	606,000	(39,000)	(6.4%)
Digital customers	292,000	264,000	28,000	10.6%
HSD customers	339,000	323,000	16,000	5.0%
Phone customers	124,000	100,000	24,000	24.0%

RGUs(1)	1,322,000	1,293,000	29,000	2.2%

Average total monthly revenue per basic subscriber (2)	$91.92	$84.78	$7.14	8.4%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased $3.3 million, or 2.2%, largely attributable to growth in our HSD and phone customers, largely offset by the inclusion of the WNC Systems in the results of the prior year period. RGUs grew 2.2%, offset in part by the inclusion of the Exchange Systems in the aggregate number of RGUs as of June 30, 2008, and average total monthly revenue per basic subscriber increased $7.14, or 8.4%.
Video revenues declined $2.1 million, or 2.0%, primarily due to the inclusion of the WNC Systems in the results of the prior year period, offset in part by digital customer growth. During the three months ended June 30, 2009, we lost 6,000 basic subscribers, as compared to an increase of 2,000 basic subscribers during the prior year period, and we gained 4,000 digital customers, as compared to a gain of 11,000 in the prior year period. As of June 30, 2009, 34.7% of our digital customers were taking our DVR and/or HDTV services, as compared to 31.5% as of the same date last year.
HSD revenues rose $3.2 million, or 8.7%, principally due to a 5.0% increase in HSD customers and, to a lesser extent, growth of our enterprise network products and services and higher unit pricing, offset in part by the inclusion of the WNC Systems in the results of the prior year period. During the three months ended June 30, 2009, we gained 4,000 HSD customers, as compared to a gain of 9,000 in the prior year period.
Phone revenues grew $3.1 million, or 31.6%, mainly due to a 24.0% increase in phone customers and to a lesser extent, higher unit pricing. During the three months ended June 30, 2009, we gained 5,000 phone customers, as compared to a gain of 10,000 in the prior year period. As of June 30, 2009, our phone service was marketed to approximately 91% of our estimated 1.28 million homes passed.
Advertising revenues decreased $0.9 million, or 17.6%, largely as a result of lower local advertising sales, particularly in the automotive segment.

Costs and Expenses
Service costs increased $2.6 million, or 3.8%, primarily due to higher programming expenses and, to a much lesser extent, phone service costs, offset in part by the inclusion of the WNC Systems in the results of the prior year period and lower field operating expenses. Programming expenses increased 6.4%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by the inclusion of the WNC Systems in the results of the prior year period. Phone service costs grew 11.4%, principally due to the increase in phone customers. Field operating expenses declined 9.5%, primarily due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity and the inclusion of the WNC Systems in the results of the prior year period. Service costs as a percentage of revenues were 44.2% and 43.4% for the three months ended June 30, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased $0.2 million, or 0.7%, primarily due to the inclusion of the WNC Systems in the results of the prior year period, lower customer service employee and telecommunications costs, mostly offset by higher bad debt expense. Customer service employee costs declined 5.8%, largely due to a reduction in call center outsourcing. Telecommunications costs fell 20.7%, principally due to more efficient call routing and internal network use. Bad debt expense rose 27.7%, primarily due to higher average balances of uncollectable accounts and, to a lesser extent, increased collection expense. Selling, general and administrative expenses as a percentage of revenues were 17.1% and 17.6% for the three months ended June 30, 2009 and 2008, respectively.
Management fee expense rose $0.1 million, or 3.2%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the three months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization decreased $0.3 million, or 0.9%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased $1.0 million, or 1.7%, mainly due to growth in HSD and phone revenues, offset in part by higher service costs and the inclusion of the WNC Systems in the results of the prior year period.
Operating Income
Operating income grew $1.1 million, or 3.8%, principally due to the increase in Adjusted OIBDA and, to a lesser extent, lower depreciation and amortization, offset in part by the inclusion of the WNC Systems in the results of the prior year period.
Interest Expense, Net
Interest expense, net, decreased $2.1 million, or 8.3%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain on Derivatives, Net
As of June 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.1 billion, of which $500 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $11.6 million and $7.8 million, based upon information provided by our counterparties, for the three months ended June 30, 2009 and 2008, respectively.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2009 and 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.

Other Expense, Net
Other expense, net was $0.9 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, other expense, net, included $0.5 million for revolving credit facility commitment fees, $0.3 million of deferred financing costs, and $0.1 million of other fees. During the three months ended June 30, 2008, other expenses, net, included $0.6 million of revolving credit facility commitment fees, $0.4 million of deferred financing costs and $0.1 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $21.9 million for the three months ended June 30, 2009, compared to net income of $14.8 million for the prior year period.
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$319,003	$302,813	$16,190	5.3%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	141,599	130,360	11,239	8.6%
Selling, general and administrative expenses	54,067	53,591	476	0.9%
Management fee expense	5,978	5,832	146	2.5%
Depreciation and amortization	56,467	57,204	(737)	(1.3%)

Operating income	60,892	55,826	5,066	9.1%

Interest expense, net	(45,322)	(52,082)	6,760	(13.0%)
Gain (loss) on derivatives, net	11,093	(1,109)	12,202	NM
Loss on sale of cable systems, net	(377)	(170)	(207)	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(1,752)	(2,084)	332	(15.9%)

Net income	$33,534	$9,381	$24,153	NM

Adjusted OIBDA	$117,643	$113,210	$4,433	3.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Adjusted OIBDA	$117,643	$113,210	$4,433	3.9%
Non-cash, share-based compensation	(284)	(180)	(104)	57.8%
Depreciation and amortization	(56,467)	(57,204)	737	(1.3%)

Operating income	$60,892	$55,826	$5,066	9.1%

Revenues
The following tables set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data).

	Six Months Ended
	June 30,
	2009	2008	$ Change	%Change
Video	$206,002	$204,040	$1,962	1.0%
HSD	79,888	71,033	8,855	12.5%
Phone	25,268	18,272	6,996	38.3%
Advertising	7,845	9,468	(1,623)	(17.1%)

Total revenues	$319,003	$302,813	$16,190	5.3%

	June 30,		Increase/
	2009	2008	(Decrease)	%Change
Basic subscribers	567,000	606,000	(39,000)	(6.4%)
Digital customers	292,000	264,000	28,000	10.6%
HSD customers	339,000	323,000	16,000	5.0%
Phone customers	124,000	100,000	24,000	24.0%

RGUs	1,322,000	1,293,000	29,000	2.2%

Average total monthly revenue per basic subscriber	$91.04	$83.42	$7.62	9.1%
Revenues rose $16.2 million, or 5.3%, of which $10.7 million was largely attributable to growth in our HSD and phone customers, largely offset in part by the inclusion of the WNC Systems in the results of the prior year period. The remaining increase of $5.5 million was related to the accounting treatment of the Asset Transfer, as described above in Recently Issued Accounting Pronouncements — Business Combinations. Average total monthly revenue per basic subscriber increased $7.62, or 9.1%, compared to the prior year period, of which $1.58 was related to the Asset Transfer.
Video revenues increased $2.0 million, or 1.0%, primarily due to $3.6 million of video revenues related to the Asset Transfer and digital customer growth, mostly offset by the inclusion of the WNC Systems in the results of the prior year period. Excluding the effect of the Transfer Agreement, during the six months ended June 30, 2009, we lost 5,300 basic subscribers, as compared to a gain of 2,000 during the prior year period, and we gained 13,000 digital customers, as compared to a gain of 24,000 in the prior year period.
HSD revenues grew $8.9 million, or 12.5%, of which $7.4 million was primarily due to a 5.0% increase in HSD customers and, to a lesser extent, growth of our enterprise network products and services and higher unit pricing, offset in part by the inclusion of the WNC Systems in the results of the prior year period. The remaining increase of $1.5 million was related to the Asset Transfer. During the six months ended June 30, 2009, we gained 14,000 HSD customers, excluding the effect of the Transfer Agreement, as compared to a gain of 24,000 in the prior year period.
Phone revenues were higher by $7.0 million, or 38.3%, largely as a result of a 24.0% increase in phone customers and, to a lesser extent, higher unit pricing. During the six months ended June 30, 2009, we gained 12,400 phone customers, excluding the effect of the Transfer Agreement, as compared to a gain of 21,000 in the prior year period.
Advertising revenues fell $1.6 million, or 17.1%, largely as a result of sharp decreases in local advertising, particularly in the automotive segment, offset in part by $0.4 million of advertising revenues related to the Asset Transfer.

Costs and Expenses
Service costs rose $11.2 million, or 8.6%, primarily due to increases in programming expenses and, to a lesser extent, $2.5 million of service costs related to the Asset Transfer and phone service costs, offset in part by the inclusion of the WNC Systems in the results of the prior year period and lower field operating expenses. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 7.7%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, an increase in retransmission consent fees, offset in part by the inclusion of the WNC Systems in the results of the prior year period. Phone service costs grew 17.7%, principally due to the increase in phone customers. Field operating costs declined 7.9%, primarily due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs and the inclusion of the WNC Systems in the results of the prior year period. Service costs as a percentage of revenues were 44.4% and 43.0% for the six months ended June 30, 2009 and 2008, respectively.
Selling, general and administrative expenses increased $0.5 million, or 0.9%, largely as a result of the inclusion of the WNC Systems in the results of the prior year period, an increase in bad debt expense, $0.8 million of selling, general and administrative expenses related to the Asset Transfer and higher taxes and fees, mostly offset by lower marketing, advertising and telecommunications costs. The following analysis of selling, general and administrative expense components excludes the effects of the Asset Transfer. Bad debt expense rose 23.0%, primarily due to higher average balances of uncollectable accounts and, to a lesser extent, increased collection expense. Taxes and fees increased 6.4%, principally due to higher franchise fees in certain of our service areas. Marketing and advertising expenses fell 5.3% and 19.0%, respectively, largely as a result of lower commissions directly related to reduced sales activity. Telecommunications costs dropped 14.2%, principally due to more efficient call routing and internal network use. Selling, general and administrative expenses as a percentage of revenues were 16.9% and 17.7% for the six months ended June 30, 2009 and 2008, respectively.
Management fee expense increased $0.1 million, or 2.5%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the six months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization decreased $0.7 million, or 1.3%, which includes a $0.5 million offset related to the Asset Transfer. The $1.3 million decline before the effect of the Asset Transfer was largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased depreciation on the deployment of shorter-lived customer premise equipment and write-offs related to ice storms in certain of our service areas.
Adjusted OIBDA
Adjusted OIBDA increased $4.4 million, or 3.9%, primarily due to increases in HSD and phone revenues and, to a lesser extent, $2.2 million of Adjusted OIBDA related to the Asset Transfer, largely offset by higher service costs and the inclusion of the WNC Systems in the results of the prior year period.
Operating Income
Operating income grew $5.1 million, or 9.1%, mainly due to the increase in Adjusted OIBDA and, to a much lesser extent, $1.7 million of operating income related to the Asset Transfer and lower depreciation and amortization, offset in part by the inclusion of the WNC Systems in the results of the prior year period.
Interest Expense, Net
Interest expense, net, decreased 13.0%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $11.1 million and a net loss on derivatives of $1.1 million, based upon information provided by our counterparties, for the six months ended June 30, 2009 and 2008, respectively.

Investment Income from Affiliate
Investment income from affiliate was $9.0 million for each of the six months ended June 30, 2009 and 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense, Net
Other expense, net was $1.8 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, other expense, net, included $1.0 million for revolving credit facility commitment fees, $0.6 million of deferred financing costs, and $0.2 million of other fees. During the six months ended June 30, 2008, other expenses, net, included $1.2 million of revolving credit facility commitment fees and $0.9 million of deferred financing costs.
Net Income
As a result of the factors described above, we recognized net income of $33.5 million, of which $1.7 million was related to the Asset Transfer, for the six months ended June 30, 2009, compared to net income of $9.4 million for the prior year period.
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
As of June 30, 2009, our total debt was $1.514 billion. Of this amount, $43.5 million matures during the twelve months ending June 30, 2010. As of the same date, about 81% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2009, we paid cash interest of $46.8 million, net of capitalized interest.
Recent Developments in the Credit Markets
We have assessed, and will continue to assess, the impact, if any, of the recent distress and volatility in the capital and credit markets on our financial position. Further disruptions in such markets could cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments or subjecting us to greater credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. Although we may be exposed to future consequences in the event of such counterparties’ non-performance, we do not expect any such outcomes to be material.
We believe that we have sufficient liquidity to meet our requirements over the next two years, which include debt maturities of $15.3 million during the remainder of 2009 and $56.5 million of debt maturities in 2010. In addition to our cash flows from operating activities, we also have available to us $14.1 million of cash on hand and $301.8 million of unused revolving credit commitments as of June 30, 2009.
Operating Activities
Net cash flows provided by operating activities were $89.6 million for the six months ended June 30, 2009, primarily due to Adjusted OIBDA of $117.6 million, offset in part by interest expense of $45.3 million. The $9.2 million net change in our operating assets and liabilities was largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $10.3 million and, to a lesser extent, a decrease in prepaid expenses and other assets of $2.0 million, offset in part by an increase in accounts receivable, net, of $3.0 million.

Net cash flows provided by operating activities were $109.6 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $113.2 million and the $40.5 million net change in our operating assets and liabilities, offset in part by interest expense of $52.1 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expenses and other current liabilities of $40.5 million.
Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $48.6 million for the six months ended June 30, 2009, as compared to $61.2 million for the prior year period. The $12.6 million decrease in capital expenditures was primarily due to higher spending in the prior year period on customer premise equipment, service area expansion and scalable infrastructure for digital transition deployment and HSD requirements. This decrease was partly offset by greater capital improvements and network replacement related to storm activity and the development and implementation of customer provisioning software for HSD and phone customers.
Financing Activities
Net cash flows used in financing activities were $36.9 million for the six months ended June 30, 2009, primarily due to our capital contribution to MCC of $110.0 million, substantially offset by a capital contribution from MCC of $82.2 million and, to a much lesser extent, net borrowings of $6.0 million under our revolving credit facility. In February 2009, we made a $110.0 million capital contribution to MCC to fund its cash obligation under the Exchange Agreement. At the same time, we received an $82.2 million capital contribution from MCC under the Transfer Agreement, comprising an $8.2 million payment related to the Asset Transfer, and a $74.0 million payment for our contribution of the WNC Systems to MCC.
Net cash flows used in financing activities were $43.5 million for the six months ended June 30, 2008, mainly due to a net reduction of debt of $31.3 million and other financing activities of $8.2 million.
Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of June 30, 2009 and 2008 were 4.4% and 5.2%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of June 30, 2009, we had unused revolving credit commitments of $301.8 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. All of our unused revolving credit commitments expire on September 30, 2011, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0.
As of June 30, 2009, approximately $10.9 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.
Senior Notes
We have issued senior notes totaling $625 million as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $600 million was fixed at a weighted average rate of 4.2%. As of the same date, about 81% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $200 million for each of the years ended December 31, 2009, 2010 and 2011.
We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the balance of 2009, and a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a rate of 2.8% on $200 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $1.8 million, an accumulated current liability of $16.3 million and an accumulated long-term liability of $7.3 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $18.5 million and an accumulated long-term liability of $14.3 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $11.6 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $11.1 million and a net loss on derivatives of $1.1 million for the six months ended June 30, 2009 and 2008, respectively.
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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2009.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2009.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC
August 7, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 7, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation