Form 10-Q
period 2009-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2009-11-09
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
Commission File Numbers: 333-57285-01
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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom LLC as “Mediacom,” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual properties;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;
•
instability in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC.

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
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$15,532	$10,060
Accounts receivable, net of allowance for doubtful accounts of $1,007 and $1,127	37,849	36,033
Prepaid expenses and other current assets	9,114	7,575

Total current assets	62,495	53,668

Preferred equity investment in affiliated company	150,000	150,000

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,073,734 and $1,102,831	693,537	718,467
Franchise rights	616,808	550,709
Goodwill	37,067	16,642
Subscriber lists, net of accumulated amortization of $122,935 and $132,305	1,033	761

Total investment in cable television systems	1,348,445	1,286,579

Other assets, net of accumulated amortization of $2,127 and $14,440	27,372	8,878

Total assets	$1,588,312	$1,499,125

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$234,446	$238,337
Deferred revenue	25,766	24,828
Current portion of long-term debt	53,000	30,500

Total current liabilities	313,212	293,665
Long-term debt, less current portion	1,484,000	1,489,500
Other non-current liabilities	15,271	20,221

Total liabilities	1,812,483	1,803,386

Commitments and contingencies (Note 8)

MEMBERS’ DEFICIT
Capital contributions	441,273	394,517
Accumulated deficit	(665,444)	(698,778)

Total members’ deficit	(224,171)	(304,261)

Total liabilities and members’ deficit	$1,588,312	$1,499,125

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$157,802	$155,648	$476,805	$458,462

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	70,747	67,595	212,346	197,955
Selling, general and administrative expenses	27,276	27,607	81,343	81,199
Management fee expense	3,026	2,954	9,004	8,786
Depreciation and amortization	27,687	26,217	84,154	83,420

Operating income	29,066	31,275	89,958	87,102

Interest expense, net	(23,415)	(25,027)	(68,737)	(77,109)
(Loss) gain on derivatives, net	(3,300)	2,854	7,793	1,745
Loss on sale of cable systems, net	—	—	(377)	(170)
Loss on early extinguishment of debt	(5,899)	—	(5,899)	—
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense, net	(1,143)	(1,014)	(2,895)	(3,098)

Net (loss) income	$(191)	$12,588	$33,343	$21,970

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$33,343	$21,970
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	84,154	83,420
Gain on derivatives, net	(7,793)	(1,745)
Loss on sale of cable systems, net	377	170
Loss on early extinguishment of debt	3,707	—
Amortization of deferred financing costs	1,168	1,554
Share-based compensation	435	311
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,193)	(1,557)
Prepaid expenses and other assets	1,959	(2,679)
Accounts payable, accrued expenses and other current liabilities	(3,719)	29,370
Deferred revenue	938	1,550
Other non-current liabilities	(190)	(1,142)

Net cash flows provided by operating activities	$112,186	$131,222

INVESTING ACTIVITIES:
Capital expenditures	$(69,634)	$(102,534)

Net cash flows used in investing activities	$(69,634)	$(102,534)

FINANCING ACTIVITIES:
New borrowings of bank debt	$1,016,750	$151,000
Repayment of bank debt	(724,750)	(168,875)
Issuance of senior notes	350,000	—
Redemption of senior notes	(625,000)	—
Capital contributions from parent (Notes 2, 9)	150,498	60,000
Capital distributions to parent	(180,000)	(64,000)
Financing costs	(23,896)
Other financing activities — book overdrafts	(682)	(867)

Net cash flows used in financing activities	$(37,080)	$(22,742)

Net increase in cash	5,472	5,946
CASH, beginning of period	10,060	9,585

CASH, end of period	$15,532	$15,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$92,076	$92,098

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party (Note 9)	$108,643	$—

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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Statement 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for interim or annual periods ending after September 30, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.
Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
GAAP is not intended to be changed as a result of FASB’s Codification project. However, it will change the way in which accounting guidance is organized and presented. As a result, we will change the way we reference GAAP in our financial statements. We have begun the process of implementing the Codification by providing references to the Codification topics alongside references to the previously existing accounting standards.
Other Pronouncements
In September 2006, FASB issued ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of the relevant guidance in ASC 820 which did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10-65-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of ASC 820-10-65-4 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $25.0 million using Level 2 inputs, as follows:

	Fair Value as of September 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$289	$—	$289

Liabilities
Interest rate exchange agreements	$—	$25,322	$—	$25,322

Interest rate exchange agreements — liabilities, net	$—	$25,033	$—	$25,033

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $32.8 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$32,826	$—	$32,826

Interest rate exchange agreements — liabilities, net	$—	$32,826	$—	$32,826

In February 2007, the FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”). ASC 820 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the relevant guidance in ASC 820 as of January 1, 2008. We did not elect the fair value option of ASC 820.
In December 2007, the FASB issued ASC 805 — Business Combinations (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”) which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC 805, all transaction costs are expensed as incurred. The guidance in ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.

In March 2008, the FASB issued ASC 815 — Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of ASC 815 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued ASC 855 — Subsequent Events (“ASC 855”) (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of ASC 855 as of September 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 13 for the disclosures required by ASC 855.
In April 2009, the FASB staff issued ASC 825-10-65 — Financial Instruments (“ASC 825-10-65”) (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65 requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of ASC 825-10-65 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 6 for more information.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$1,694,319	$1,743,864
Vehicles	34,577	36,295
Furniture, fixtures and office equipment	21,274	22,889
Buildings and leasehold improvements	15,566	16,706
Land and land improvements	1,535	1,544

	$1,767,271	$1,821,298
Accumulated depreciation	(1,073,734)	(1,102,831)

Property, plant and equipment, net	$693,537	$718,467

Change in Estimate — Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all-digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide digital set-top boxes to our customer base as part of this all-digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis.
The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7

These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $2.6 million and $7.8 million for the three and nine months ended September 30, 2009, respectively.
These changes resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $2.6 million for the three and nine months ended September 30, 2008.
4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Accounts payable — affiliates	$126,763	$111,070
Accrued programming costs	17,982	17,175
Liability under interest rate exchange agreements	15,775	18,519
Accrued taxes and fees	14,475	13,224
Accrued payroll and benefits	12,452	10,706
Accrued service costs	7,685	8,241
Book overdrafts (1)	7,097	7,782
Subscriber advance payments	6,202	5,523
Accrued interest	5,539	28,377
Accrued property, plant and equipment	5,464	8,037
Accounts payable	2,638	416
Accrued telecommunications costs	2,612	2,788
Other accrued expenses	9,762	6,479

Accounts payable, accrued expenses and other current liabilities	$234,446	$238,337

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Bank credit facilities	$1,187,000	$895,000
7 7/8% senior notes due 2011	—	125,000
9 1/2% senior notes due 2013	—	500,000
9 1/8% senior notes due 2019	350,000	—

	$1,537,000	$1,520,000
Less: Current portion	53,000	30,500

Total long-term debt	$1,484,000	$1,489,500

Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of September 30, 2009 and 2008 were 4.2% and 5.4%, respectively, including the effect of the interest rate exchange agreements discussed below. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 3.7 to 1.0.

As of September 30, 2009, we had unused revolving credit commitments of $296.2 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. All of our unused revolving credit commitments expire on September 30, 2011. As of September 30, 2009, $10.9 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of our credit facility’s revolving credit commitments by such amount.
On August 25, 2009, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under the credit facility in the principal amount of $300.0 million. Borrowings under the new term loan bear interest at a floating rate or rates equal to the Eurodollar rate or the prime rate, plus a margin of 3.50% for Eurodollar loans and 2.50% for prime loans. For the first four years of the new term loan, the Eurodollar rate applicable to the new term loan will be subject to a minimum rate of 2.00%. The new term loan matures on March 31, 2017 and, beginning on December 31, 2009, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the credit facility.
On September 24, 2009, the full amount of the $300.0 million new term loan was borrowed by our operating subsidiaries. We recorded $0.4 million of other expense, net, on our consolidated statement of operations for the three and nine months ended September 30, 2009 for commitment fees charged in conjunction with the delayed funding. Net proceeds from the new term loan were $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The proceeds from the new term loan were used to fund the redemption of our senior notes described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of our credit facility, without any reduction in the revolving credit commitments.
Senior Notes
As of September 30, 2009, we had $350.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Significant covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
On August 25, 2009, we issued $350.0 million aggregate principal amount of 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”). The 9 1/8% Notes are unsecured obligations, and the indenture governing these Notes stipulates, among other things, restrictions on the incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of ours and our subsidiaries. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offers described below. As a percentage of par value, the 9 1/8% Notes are redeemable at 104.563% through August 15, 2014, 103.042% through August 15, 2015, 101.521% through August 15, 2016 and at par value thereafter.
On August 11, 2009, we commenced cash tender offers (the “Tender Offers”) for our outstanding 9 1/2% Senior Notes due 2013 (the “9 1/2% Notes) and its 7 7/8% Senior Notes due 2011 (the “7 7/8% Notes” and, together with the 9 1/2% Notes, the “Notes”) The Tender Offers expired at 11:59 p.m. on September 8, 2009; holders who tendered their Notes prior to 5:00 p.m. on August 24, 2009 (the “Early Tender Date”) were entitled to an early tender premium of $20.00 per $1,000.00 principal amount of Notes (the “Early Tender Premium”). Holders of the 9 1/2% Notes and 7 7/8% Notes were offered consideration of $982.50 and $980.00 per $1,000.00 principal amount of Notes, respectively, or $1,002.50 and $1,000.00 including the Early Tender Premium, as well as any accrued and unpaid interest relating to the Notes. Pursuant to the Tender Offers, on August 25, 2009 and September 9, 2009, we repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Notes and borrowings under the revolving credit portion of the credit facility.
On August 25, 2009, we announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. In accordance with the redemption provisions of the Notes and related indentures, the remaining Notes were redeemed at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 24, 2009, we redeemed an aggregate of $109.8 million principal amount of 9 1/2% Notes and an aggregate of $53.9 million principal amount of 7 7/8% Notes outstanding, representing the balance of the principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the new term loan.
As a result of the Tender Offers and redemption of the Notes, we recorded in our consolidated statements of operations a loss on extinguishment of debt of $5.9 million for the three and nine months ended September 30, 2009. This amount included $3.7 million of unamortized original issue discount and deferred financing costs, $1.6 million of bank and other professional fees and $0.7 million of net proceeds paid above par as a result of the Early Tender Premium.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2009 and 2008.
As of September 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $500 million was fixed at a weighted average rate of 4.0%. As of the same date, about 55% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $100 million, $200 million and $200 million during the years ended December 31, 2009, 2010 and 2011, respectively.
We have also entered into forward-starting interest rate swaps that will fix rates for (i) a two-year period at a rate of 3.3% on $100 million of floating rate debt, which will commence in December 2009, and a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence in December 2010 and (ii) a three year period at a rate of 2.8% on $200 million of floating rate debt, which will commence in December 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $0.3 million, an accumulated current liability of $15.8 million and an accumulated long-term liability of $9.5 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $18.5 million and an accumulated long-term liability of $14.3 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $3.3 million and a net gain on derivatives of $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain on derivatives of $7.8 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of September 30, 2009, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

9 1/8 % senior notes due 2019	$351,750

Bank credit facilities	$1,123,590

6. MEMBERS’ DEFICIT
Share-based Compensation
Total share-based compensation expense, for the three and nine months ended September 30, 2009 and 2008, was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$7	$1
Employee stock purchase plan	25	13
Restricted stock units	119	117

Total share-based compensation expense	$151	$131

During the three months ended September 30, 2009, there were no restricted stock units or stock options granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended September 30, 2009, no restricted stock units were vested and no stock options were exercised.

	Nine Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$22	$26
Employee stock purchase plan	72	38
Restricted stock units	341	247

Total share-based compensation expense	$435	$311

During the nine months ended September 30, 2009, 76,000 restricted stock units and no stock options were granted to our employees under MCC’s compensation programs. The weighted average fair values associated with these grants were $4.92 per restricted stock unit. During the nine months ended September 30, 2009, approximately 55,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 33,000 and 65,000 for the three and nine months ended September 30, 2009. Shares purchased by our employees under MCC’s plan amounted to approximately 23,000 and 48,000 for the three and nine months ended September 30, 2008. The net proceeds to us were approximately $0.1 million for each of the three months ended September 30, 2009 and 2008. The net proceeds to us were approximately $0.2 million for each of the nine months ended September 30, 2009 and 2008.
Capital contributions / distributions
Capital contributions from parent and capital distributions to parent which are included in the Consolidated Statement of Cash Flows are reported on a gross basis.
7. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2009 and 2008, we received in aggregate $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2009 and 2008, we received in aggregate $13.5 million in cash dividends on the preferred equity.

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
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict cannot at this time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages. We are vigorously defending against the claims made by the other members of the class, including filing and responding to post trial motions and preparing for subsequent trials, and an appeal, if necessary.
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
We, our parent company and other subsidiaries or affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with ASC 805. Under this method of accounting: (i) the net assets we received have been recorded at Mediacom Broadband’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom Broadband through MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom Broadband through MCC, we ceased recording those results of operations as of the transfer date. See Note 2.
We recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions from parent on our consolidated statements of cash flows for the nine months ended September 30, 2009.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of ASC 805.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, customer growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom LLC. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
11. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, November 6, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and nine months ended September 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s seventh largest cable television company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of September 30, 2009, we offered the triple-play bundle to approximately 92% of our estimated 1.28 million homes passed in 20 states.
As of September 30, 2009, we served 561,000 basic subscribers, representing a penetration of 43.8% of our estimated homes passed; 296,000 digital video customers, or digital customers, representing a penetration of 52.8% of our basic subscribers; 345,000 HSD customers, representing a penetration of 26.9% of our estimated homes passed; and 128,000 phone customers, representing a penetration of 10.9% of our estimated marketable phone homes. We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2009, we served 1.33 million RGUs.
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and in recent months we have faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customers and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The current economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of poor economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2009 than in prior years. In addition, we expect that advertising revenues will show further declines in 2009 as compared to 2008, as we anticipate lower political advertising revenues and continued weakness in advertising revenues from national, regional and local markets. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
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

Asset Transfer Agreement with MCC and Mediacom Broadband
On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband LLC (“Mediacom Broadband”), a wholly-owned subsidiary of MCC, pursuant to which certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin would be exchanged for certain of Mediacom Broadband’s cable systems located in Illinois, and a cash payment of $8.2 million (the “Asset Transfer”). The net effect of the Asset Transfer on our subscriber and customer base was the loss of 3,700 basic subscribers and the gain of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. We believe the Asset Transfer will better align our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).
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
New Financings
On August 25, 2009, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan under our existing credit facility in the principal amount of $300.0 million (the “new term loan”). On the same date, we issued 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”) in the aggregate principal amount of $350.0 million. Net proceeds from the issuance of the 9 1/8% Notes and borrowings under the new term loan were an aggregate of $626.1 million, after giving effect to original issue discount and financing costs, were used to fund tender offers and redemption of our existing 7 7/8% Senior Notes due 2011 (the “7 7/8% Notes”) and 9 1/2% Senior Notes due 2013 (the “9 1/2% Notes” and, together with the 7 7/8% Notes, the “Notes”). See Note 5 in our Notes to Consolidated Financial Statements.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising placed on our video services.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Cable network related costs also fluctuate with the level of investment we make, including the use of our own personnel, in the cable network. We anticipate that our service costs will continue to grow and should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration. These costs typically rise because of customer growth and inflationary cost increases for employees and other expenses, and we expect such costs should remain fairly consistent as a percentage of revenues.
Corporate expenses reflect compensation of corporate employees and other corporate overhead.
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
Actual Results of Operations
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$157,802	$155,648	$2,154	1.4%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	70,747	67,595	3,152	4.7%
Selling, general and administrative expenses	27,276	27,607	(331)	(1.2%)
Management fee expense	3,026	2,954	72	2.4%
Depreciation and amortization	27,687	26,217	1,470	5.6%

Operating income	29,066	31,275	(2,209)	(7.1%)

Interest expense, net	(23,415)	(25,027)	1,612	(6.4%)
(Loss) gain on derivatives, net	(3,300)	2,854	(6,154)	NM
Loss on early extinguishment of debt	(5,899)	—	(5,899)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(1,143)	(1,014)	(129)	12.7%

Net (loss) income	$(191)	$12,588	$(12,779)	NM

Adjusted OIBDA	$56,904	$57,623	$(719)	(1.2%)

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$56,904	$57,623	$(719)	(1.2%)
Non-cash, share-based compensation	(151)	(131)	(20)	15.3%
Depreciation and amortization	(27,687)	(26,217)	(1,470)	5.6%

Operating income	$29,066	$31,275	$(2,209)	(7.1%)

Revenues
The following tables set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$100,341	$102,242	$(1,901)	(1.9%)
HSD	40,224	37,490	2,734	7.3%
Phone	13,390	10,791	2,599	24.1%
Advertising	3,847	5,125	(1,278)	(24.9%)

Total revenues	$157,802	$155,648	$2,154	1.4%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	561,000	606,000	(45,000)	(7.4%)
Digital customers	296,000	275,000	21,000	7.6%
HSD customers	345,000	332,000	13,000	3.9%
Phone customers	128,000	109,000	19,000	17.4%

RGUs(1)	1,330,000	1,322,000	8,000	0.6%

Average total monthly revenue per basic subscriber (2)	$93.26	$85.61	$7.65	8.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 1.4%, largely attributable to growth in our HSD and phone customers, largely offset by the inclusion of the WNC Systems in the results of operations in the prior year period and lower advertising revenues. RGUs grew 0.6%, due to digital, phone and HSD customer growth, mostly offset in part by the February 2009 divestiture of the WNC Systems, which served 51,000 RGUs. Average total monthly revenue per basic subscriber increased 8.9%, primarily as a result of higher penetration levels of our advanced products and services.
Video revenues declined 1.9%, primarily due to a 7.4% decline in basic subscribers compared to the prior year period, offset in part by customer growth in digital and other advanced video services. The decline in basic subscribers was primarily due to increased DBS competition, poor economic conditions and the February 2009 divestiture of the WNC Systems, which served 25,000 basic subscribers and 10,000 digital customers. During the three months ended September 30, 2009, we lost 6,000 basic subscribers and gained 4,000 digital customers, as compared to no change in basic subscribers and a gain of 11,000 digital customers in the prior year period. As of September 30, 2009, 35.7% of our digital customers were taking our DVR and/or HDTV services, as compared to 31.7% as of the same date last year.
HSD revenues rose 7.3%, primarily due to a 3.9% increase in HSD customers and, to a lesser extent, growth of our enterprise network products and services and higher unit pricing, offset in part by the February 2009 divestiture of the WNC Systems, which served 13,000 HSD customers. During the three months ended September 30, 2009, we gained 4,000 HSD customers, as compared to a gain of 9,000 in the prior year period.

Phone revenues grew 24.1%, mainly due to a 17.4% increase in phone customers and to a lesser extent, higher unit pricing. During the three months ended September 30, 2009, we gained 6,000 phone customers, as compared to a gain of 9,000 in the prior year period.
Advertising revenues decreased 24.9%, principally due to declines in advertising revenues in local markets, particularly in the automotive segment.
Costs and Expenses
Service costs increased 4.7%, primarily due to higher programming and employee expenses, offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period and, to a much lesser extent, lower HSD service costs. Programming expenses increased 4.6%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period. Employee expenses grew 21.0%, as reduced customer installation activity resulted in lower labor capitalization, offset by a decline in personnel costs. HSD costs declined 12.1% due to a reduction in product delivery costs, offset in part by the increase in HSD customers. Service costs as a percentage of revenues were 44.8% and 43.4% for the three months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses fell 1.2%, primarily due to the inclusion of the WNC Systems in the results of operations in the prior year period and lower customer service employee and office expenses, mostly offset by higher bad debt and billing expenses, as well as greater taxes and fees. Customer service employee costs fell 17.0%, largely due to improved productivity in our call centers. Bad debt expense rose 14.9%, primarily due to higher average balances of uncollectable accounts. Office expenses dropped 13.0%, mainly due to reduced rent expense and lower telecommunications costs as a result of more efficient call routing and internal network use. Billing expenses grew 10.5%, principally due to higher processing fees. Taxes and fees were 5.2% higher, principally as a result of higher franchise fees. Selling, general and administrative expenses as a percentage of revenues were 17.3% and 17.7% for the three months ended September 30, 2009 and 2008, respectively.
Management fee expense rose 2.4%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the three months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization increased 5.6%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA fell 1.2%, mainly due to higher service costs, the inclusion of the WNC Systems in the results of operations in the prior year period and, to a lesser extent, lower advertising revenues, mostly offset by growth in HSD and phone customers.
Operating Income
Operating income was 7.1% lower, primarily due to higher depreciation and amortization, the inclusion of the WNC Systems in the results of operations in the prior year period and, to a lesser extent, lower Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 6.4%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness. As of September 30, 2009, our total debt was $1.537 billion, with a weighted average cost of debt of 5.3%, as compared to $1.488 billion with a weighted average cost of debt of 7.0% as of the same date last year.
(Loss) Gain on Derivatives, Net
As of September 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.0 billion, of which $500 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives of $3.3 million and a net gain on derivatives of $2.9 million, based upon information provided by our counterparties, for the three months ended September 30, 2009 and 2008, respectively.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $5.9 million for the three months ended September 30, 2009. This amount included fees and premium paid relating to the tender offers of the 7 7/8% Notes and 9 1/2% Notes, as well as the write-off of deferred financing costs associated with such notes.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2009 and 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense, Net
Other expense, net, was $1.1 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, other expense, net, consisted of $0.9 million of commitment fees, which includes $0.4 million of commitment fees related to the delayed funding of the new term loan and $0.2 million of deferred financing costs. During the three months ended September 30, 2008, other expense, net, consisted of $0.6 million of commitment fees, $0.3 million of deferred financing costs and $0.1 million of other fees.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $0.2 million for the three months ended September 30, 2009, compared to net income of $12.6 million for the prior year period.
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$476,805	$458,462	$18,343	4.0%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	212,346	197,955	14,391	7.3%
Selling, general and administrative expenses	81,343	81,199	144	0.2%
Management fee expense	9,004	8,786	218	2.5%
Depreciation and amortization	84,154	83,420	734	0.9%

Operating income	89,958	87,102	2,856	3.3%

Interest expense, net	(68,737)	(77,109)	8,372	(10.9%)
Gain on derivatives, net	7,793	1,745	6,048	NM
Loss on sale of cable systems, net	(377)	(170)	(207)	NM
Loss on early extinguishment of debt	(5,899)	—	(5,899)	NM
Investment income from affiliate	13,500	13,500	—	NM
Other expense, net	(2,895)	(3,098)	203	(6.6%)

Net income	$33,343	$21,970	$11,373	51.8%

Adjusted OIBDA	$174,547	$170,833	$3,714	2.2%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$174,547	$170,833	$3,714	2.2%
Non-cash, share-based compensation	(435)	(311)	(124)	39.9%
Depreciation and amortization	(84,154)	(83,420)	(734)	0.9%

Operating income	$89,958	$87,102	$2,856	3.3%

Revenues
The following tables set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data).

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$306,343	$306,283	$60	NM
HSD	120,111	108,524	11,587	10.7%
Phone	38,658	29,062	9,596	33.0%
Advertising	11,693	14,593	(2,900)	(19.9%)

Total revenues	$476,805	$458,462	$18,343	4.0%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	561,000	606,000	(45,000)	(7.4%)
Digital customers	296,000	275,000	21,000	7.6%
HSD customers	345,000	332,000	13,000	3.9%
Phone customers	128,000	109,000	19,000	17.4%

RGUs	1,330,000	1,322,000	8,000	0.6%

Average total monthly revenue per basic subscriber	$91.18	$84.20	$6.98	8.3%
Revenues increased $18.3 million, or 4.0%, of which $12.8 million was largely attributable to growth in our HSD and phone customers, largely offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period and, to a much lesser extent, lower advertising revenues. The remaining increase of $5.5 million was related to the accounting treatment of the Asset Transfer, as described in Note 9 in our Notes to Consolidated Financial Statements. Average total monthly revenue per basic subscriber increased $6.98, or 8.3% compared to the prior year period, primarily as a result of higher penetration levels of our advanced products and services. About $1.58 of the increase in average total monthly revenue per basic subscriber was related to the Asset Transfer.
Video revenues were essentially flat, primarily due to $3.6 million of video revenues related to the Asset Transfer and customer growth in digital and other advanced video services, offset by the February 2009 divestiture of the WNC Systems, which served 25,000 basic subscribers and 10,000 digital customers. Excluding the effect of the Transfer Agreement, during the nine months ended September 30, 2009, we lost 11,300 basic subscribers and gained 17,000 digital customers, as compared to gains of 2,000 basic subscribers and 33,100 digital customers in the prior year period.
HSD revenues grew $11.6 million, or 10.7%, of which $10.1 million was primarily due to the increase in HSD customers and, to a lesser extent, growth of our enterprise network products and services and higher unit pricing, offset in part by the February 2009 divestiture of the WNC Systems, which served 13,000 HSD customers. The remaining increase of $1.5 million was related to the Asset Transfer. During the nine months ended September 30, 2009, we gained 20,000 HSD customers, excluding the effect of the Transfer Agreement, as compared to a gain of 31,800 in the prior year period.
Phone revenues were $9.6 million, or 33.0% higher, largely as a result of the increase in phone customers and, to a lesser extent, higher unit pricing. During the nine months ended September 30, 2009, we gained 16,400 phone customers, excluding the effect of the Transfer Agreement, as compared to a gain of 28,100 in the prior year period.

Advertising revenues fell $2.9 million, or 19.9%, principally due to declines in advertising revenues in local markets, particularly in the automotive segment.
Costs and Expenses
Service costs rose $14.4 million, or 7.3%, primarily due to higher programming expenses and, to a lesser extent, employee expenses, $2.5 million of service costs related to the Asset Transfer and phone service costs, offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period and, to a lesser extent, lower field operating expenses. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 6.6%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period. Employee expenses grew 14.6% as reduced customer installation activity resulted in lower labor capitalization, offset in part by a decline in personnel costs. Phone service costs rose 13.4%, principally due to the increase in phone customers. Field operating costs declined 5.8%, primarily due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer activity and the inclusion of the WNC Systems in the results of operations in the prior year period. Service costs as a percentage of revenues were 44.5% and 43.2% for the nine months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses were relatively flat as a result of increased bad debt expense and taxes and fees, offset by the inclusion of the WNC Systems in the results of operations in the prior year period and, to a much lesser extent, lower customer service employee, office and advertising expenses and $0.8 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expenses excludes the effects of the Asset Transfer. Bad debt expense rose 19.5%, primarily due to higher average balances of uncollectable accounts. Taxes and fees increased 6.0%, principally due to higher franchise fees. Customer service employee costs fell 5.1%, mainly due to improved productivity in our call centers. Office expenses dropped 8.6%, primarily due to more efficient call routing and internal network use. Advertising expenses were 19.5% lower, largely as a result of lower employee costs directly related to sales activity. Selling, general and administrative expenses as a percentage of revenues were 17.1% and 17.7% for the nine months ended September 30, 2009 and 2008, respectively.
Management fee expense increased $0.2 million, or 2.5%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the nine months ended September 30, 2009 and 2008.
Depreciation and amortization grew $0.7 million, or 0.9%, largely as a result of an increase in the useful lives of certain fixed assets, offset by increased depreciation on the deployment of shorter-lived customer premise equipment and write-offs related to ice storms in certain of our service areas.
Adjusted OIBDA
Adjusted OIBDA increased $3.7 million, or 2.2%, primarily due to increases in HSD and phone revenues and, to a much lesser extent, $2.2 million of Adjusted OIBDA related to the Asset Transfer, largely offset by higher service costs and, to a lesser extent, the inclusion of the WNC Systems in the results of operations in the prior year period and lower advertising revenues.
Operating Income
Operating income grew $2.9 million, or 3.3%, mainly due to the increase in Adjusted OIBDA, offset in part by the inclusion of the WNC Systems in the results of operations in the prior year period and, to a lesser extent, higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 10.9%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $7.8 million and $1.7 million, based upon information provided by our counterparties, for the nine months ended September 30, 2009 and 2008, respectively.

Loss on Sale of Cable Systems, Net
For the nine months ended September 30, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.4 million related to minor transactions. During the nine months ended September 30, 2008, we recognized a loss on sale of cable systems, net, of approximately $0.2 million, which reflects adjustments made to a prior transaction.
Investment Income from Affiliate
Investment income from affiliate was $13.5 million for each of the nine months ended September 30, 2009 and 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $5.9 million for the nine months ended September 30, 2009. This amount included fees and premium paid relating to the tender offers of the 7 7/8% Notes and 9 1/2% Notes, as well as the write-off of deferred financing costs associated with such notes.
Other Expense, Net
Other expense, net, was $2.9 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, other expense, net, consisted of $1.9 million of commitment fees, which includes $0.4 million of commitment fees related to the delayed funding of the new term loan, $0.7 million of deferred financing costs and $0.3 million of other fees. During the nine months ended September 30, 2008, other expenses, net, consisted of $1.9 million of commitment fees, $1.2 million of deferred financing costs.
Net Income
As a result of the factors described above, we recognized net income of $33.3 million, of which $1.7 million was related to the Asset Transfer, for the nine months ended September 30, 2009, compared to net income of $22.0 million for the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, scheduled repayments of our external financing, contributions to MCC and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including debt maturities of $67.9 million during the remainder of 2009 and 2010. As of September 30, 2009, our sources of cash include $15.5 million of cash and cash equivalents on hand and unused and available revolving credit commitments of $292.2 million under our $400.0 million revolving credit facility.
In the longer term, specifically 2015 and beyond, we do not expect to generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to do so in the future as necessary.
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

Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $112.2 million for the nine months ended September 30, 2009, primarily due to Adjusted OIBDA of $174.5 million, offset in part by interest expense of $68.7 million. The net change in our operating assets and liabilities was $3.2 million, largely as a result of a decrease in accounts payable, accrued expenses and other current liabilities of $3.7 million and an increase in accounts receivable, net, of $2.2 million, offset in part by higher prepaid expenses and other assets of $2.0 million and an increase in deferred revenue of $0.9 million.
Net cash flows provided by operating activities were $131.2 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $170.8 million and, to a much lesser extent, the net change in our assets and liabilities of $25.5 million and investment income from affiliate of $13.5 million, offset in part by interest expense of $77.1 million. The net change in our operating assets and liabilities was principally due to an increase in accounts payable, accrued expense and other liabilities of $29.4 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities, as they facilitate the introduction of new products and services and accommodate customer growth and retention. Net cash flows used in investing activities were $69.6 million for the nine months ended September 30, 2009, as compared to $102.5 million for the prior year period. The $32.9 million decrease in capital expenditures was primarily due to higher spending in the prior year period on service area upgrades and expansion, customer premise equipment, and non-recurring investments in scalable infrastructure for digital transition deployment and HSD requirements. This decrease was partly offset by greater capital spending in the current year for non-recurring investments in our HSD and phone delivery systems.
Net Cash Flows Used in (Provided by) Financing Activities
Net cash flows used in financing activities were $37.1 million for the nine months ended September 30, 2009. Primary uses of cash flows in financing activities were the redemption of $625.0 million of senior notes and, to a much lesser extent, capital contributions to parent, or MCC, of $180.0 million and $23.9 million of financing costs. Such uses were largely funded by the issuance of $350.0 million of 9 1/8% Senior Notes due August 2019, net borrowings of $292.0 million under our credit facility, which includes a new $300.0 million term loan, and capital contributions from parent of $152.2 million. The $180.0 million of capital contributions to MCC included a $110.0 million capital contribution made in February 2009 to fund MCC’s cash obligation under the Transfer Agreement. At the same time, we received an $82.2 million capital contribution from MCC under the Transfer Agreement, comprising an $8.2 million payment related to the Transfer Agreement, and a $74.0 million payment for our contribution of the WNC Systems to MCC. See “New Financings” below and Notes 5 and 9 to Consolidated Financial Statements.
Net cash flows used in financing activities were $22.7 million for the nine months ended September 30, 2008, principally due to a net reduction in debt under the credit facility of $17.9 million and, to a much lesser extent, net capital distributions of $4.0 million and other financing activities of $0.9 million.
Capital Structure
As of September 30, 2009, our outstanding total indebtedness was $1.537 billion, of which approximately 55% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2009, we paid cash interest of $92.1 million, net of capitalized interest.
Our operating subsidiaries have a $1.494 billion bank credit facility (the “credit facility”), of which $1.187 billion was outstanding as of September 30, 2009. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 3.7 to 1.0.
As of September 30, 2009, we had revolving credit commitments of $400.0 million under the credit facility, of which $296.2 million was unused and available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of September 30, 2009, $10.9 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, thus restricting the unused portion of our revolving credit commitments by such amount. Our unused revolving commitments expire on September 30, 2011.
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2009, we had interest rate swaps with various banks pursuant to which the interest rate on $500 million of floating rate debt was fixed at a weighted average rate of 4.0%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of September 30, 2009 and 2008 were 4.2% and 5.4%, respectively,
As of September 30, 2009, we had $350.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.

New Financings
On August 25, 2009, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan under the credit facility in the principal amount of $300.0 million. The new term loan matures on March 31, 2017 and, beginning on December 31, 2009, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. On September 24, 2009, the full amount of the $300.0 million new term loan was borrowed by our operating subsidiaries. Net proceeds from the new term loan were $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The proceeds were used to fund the redemption of our senior notes described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the LLC Credit Facility.
On August 25, 2009, we issued $350.0 million aggregate principal amount of 9 1/8% Notes. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offer described below. The 9 1/8% Notes are unsecured obligations of ours, and the indenture governing the 9 1/8% Notes stipulates, among other things, restrictions on the incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of ours and our subsidiaries.
On August 11, 2009, we commenced cash tender offers (the “Tender Offers”) for our outstanding 9 1/2% Notes and 7 7/8% Notes. Pursuant to the Tender Offers, on August 25, 2009 and September 9, 2009, we repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Notes and borrowings under the revolving credit portion of the credit facility. On August 25, 2009, we announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. On September 24, 2009, we redeemed the balance of the principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the new term loan mentioned above.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Contractual Obligations and Commercial Commitments
Other than the items noted above in “New Financings”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
The following table updates our contractual obligations and commercial commitments for debt and interest expense, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2009 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense(1)	Total
October 1, 2009 through September 30, 2010	$53,000	$86,377	$139,377
October 1, 2010 through September 30, 2012	230,375	146,353	376,728
October 1, 2012 through September 30, 2014	19,000	111,124	130,124
Thereafter	1,234,625	180,864	1,415,489

Total cash obligations	$1,537,000	$524,718	$2,061,718

*	Refer to Note 5 of our consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2009 and the average interest rates applicable under such debt obligations.

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
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, unit growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom LLC. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
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
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2009.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2009.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, other than as set forth below:
MCC’s ability to use net operating loss carry forwards (“NOLs”) to reduce future taxable income and thus reduce its federal income tax liability may be limited if there is a change in its ownership or if its taxable income does not reach sufficient levels.
As of December 31, 2008, MCC, our parent company, has approximately $2.3 billion of U.S. federal NOLs available to reduce taxable income in future years. If MCC experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury Regulations, its ability to use its NOLs could be substantially limited. Generally, an “ownership change” occurs when one or more stockholders, each of whom owns directly or indirectly 5% or more of the value of its stock (or is otherwise treated as a 5% stockholder under Section 382 and the related Treasury Regulations) increase their aggregate percentage ownership of its stock by more than 50 percentage points over the lowest percentage of its stock owned by such stockholders at any time during the preceding three-year testing period. The determination of whether an ownership change occurs is complex, generally not within MCC’s control, and to some extent dependent on information that is not publicly available. Consequently, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset by pre-ownership change NOLs. MCC’s use of NOLs arising after the date of an ownership change would not be affected. Any unused annual limitation may be carried over to later years, thereby increasing the annual limitation in the subsequent taxable year. In addition, MCC’s ability to use its NOLs will be dependent on its ability to generate taxable income. Depending on the possible resulting limitations imposed by Section 382, or the timing of MCC’s ability to generate sufficient taxable income, a significant portion of its federal NOLs could expire before MCC would be able to use them. MCC’s inability to utilize its federal NOLs may potentially accelerate cash tax payments by us to MCC and thus adversely affect our results of operations and financial condition.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description
4.1	Indenture relating to 9.125% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation (1)
10.1
Incremental Facility Agreement, dated as of August 25, 2009, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
November 6, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
November 6, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
4.1	Indenture relating to 9.125% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation (1)
10.1
Incremental Facility Agreement, dated as of August 25, 2009, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 of Mediacom Communications Corporation and incorporated herein by reference.