Form 10-K
period 2009-12-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2010-03-17
CIK 1064116, 1064117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

MEDIACOM LLC

2009 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from existing and new competitors;

•	lower demand for our video, high-speed data and phone services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of network and information systems upon which our business relies;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;

•	volatility in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2009 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), who is also our manager. Mediacom is the nation’s seventh largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Mediacom is among the leading cable operators focused on serving the smaller cities in the United States, such as Des Moines, Iowa and Springfield, Missouri, with a significant customer concentration in the Midwestern and Southeastern regions.

As of December 31, 2009, Mediacom’s cable systems, which are owned and operated through our operating subsidiaries and those of Mediacom Broadband LLC (“Mediacom Broadband”), passed an estimated 2.80 million homes in 22 states. Mediacom Broadband is also a wholly-owned subsidiary of our manager. As of the same date, Mediacom served approximately 1.24 million basic subscribers, 678,000 digital video customers, 778,000 high-speed data (“HSD”) customers and 287,000 phone customers, aggregating 2.98 million revenue generating units (“RGUs”). Mediacom also provides communications services to commercial and large enterprise customers, and sell advertising time they receive under their programming license agreements to local, regional and national advertisers.

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

Mediacom LLC

As of December 31, 2009, we served approximately 548,000 basic subscribers, 300,000 digital video customers, 350,000 HSD customers and 135,000 phone customers, aggregating 1.33 million RGUs. As of the same date, we offered our bundle of video, HSD and phone service to about 87% of the estimated homes that our network passes.

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

2009 Developments

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

The net effect of the Asset Transfer on our subscriber and customer base was the reduction of 3,700 basic subscribers and the addition of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. We believe the Asset Transfer better aligned our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009.

As part of the Transfer Agreement, we contributed to MCC cable systems located in Western North Carolina, which served approximately 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, or an aggregate 51,000 RGUs. These cable systems were part of the Exchange Agreement noted above. In connection therewith, we received a $74 million cash contribution on February 12, 2009 from MCC, with such funds having been contributed to MCC by Mediacom Broadband on the same date.

In total, we received $82.2 million under the Transfer Agreement (the “Transfer Proceeds”), which were used by us to repay a portion of the outstanding balance under the revolving commitments of our operating subsidiaries’ bank credit facility.

On February 12, 2009, after giving effect to the debt repayment funded by the Transfer Proceeds, we borrowed approximately $110 million under the revolving commitments of our bank credit facility. This represented net new borrowings of about $28 million after taking into account the Transfer Proceeds. On February 12, 2009, we contributed approximately $110 million to MCC to fund its cash obligation under the Exchange Agreement.

New Financings

On August 25, 2009, our operating subsidiaries entered into an incremental facility agreement providing for a new term loan under our subsidiaries’ credit facility in the principal amount of $300.0 million (the “new term loan”). On the same date, we issued 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”) in the aggregate principal amount of $350.0 million. Net proceeds from the issuance of the 9 1/8% Notes and borrowings under the new term loan were an aggregate of $626.1 million, after giving effect to original issue discount and financing costs, and were used to fund tender offers and redemption of our existing 7 7/8% Senior Notes due 2011 and 9 1/2% Senior Notes due 2013. See Note 5 in our Notes to Consolidated Financial Statements.

Description of Our Cable Systems

Overview

The following table provides an overview of selected operating and cable network data for our cable systems for the years ended December 31:

	2009	2008	2007	2006	2005

Operating Data:
Core Video
Estimated homes passed(1)	1,286,000	1,370,000	1,360,000	1,355,000	1,347,000
Basic subscribers(2)	548,000	601,000	604,000	629,000	650,000
Basic penetration(3)	42.6%	43.9%	44.4%	46.4%	48.3%
Digital Cable
Digital customers(4)	300,000	288,000	240,000	224,000	205,000
Digital penetration(5)	54.7%	47.9%	39.7%	35.6%	31.5%
High Speed Data
HSD customers(6)	350,000	337,000	299,000	258,000	212,000
HSD penetration(7)	27.2%	24.6%	22.0%	19.0%	15.7%
Phone
Estimated marketable phone homes(8)	1,180,000	1,198,000	1,150,000	950,000	250,000
Phone customers(9)	135,000	114,000	79,000	34,000	4,500
Phone penetration(10)	11.4%	9.5%	6.9%	3.6%	1.8%
Revenue Generating Units(11)	1,333,000	1,340,000	1,222,000	1,145,000	1,071,500

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. This conversion method is generally consistent with the methodology used in determining payments made to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital video services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed by our cable distribution network.

(8)	Represents the estimated number of homes to which we offer phone service, and is based upon the best information currently available.

(9)	Represents customers receiving phone service. Small to medium-sized commercial accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(10)	Represents the number of total phone customers as a percentage of our estimated marketable phone homes.

(11)	Represents the sum of basic subscribers and digital, HSD and phone customers.

Our Service Areas

Approximately 67% of our basic subscribers are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with more than 39% in DMAs that rank between the 60th and 100th largest. Our major service areas include: the gulf coast region surrounding Pensacola, FL and Mobile, AL; suburban and outlying communities around Minneapolis, MN; outlying communities around Champaign, Springfield and Decatur, IL; communities in the western Kentucky and southern Illinois region; communities in northern Indiana; Dagsboro, DE and the adjoining coastal area in Delaware and Maryland; certain western suburbs of Chicago, IL; and suburban communities of Huntsville, AL. Each of these clusters is further extended through use of regional fiber networks to connect additional cities and towns.

Products and Services

We offer a variety of services over our cable systems, including video, HSD and phone services, marketed individually and in bundled packages. Our revenues are principally provided by fees paid by residential customers, which vary depending on the level of service taken. We also derive revenue from the sales of pay-per-view movies and events, video-on-demand (“VOD”) services, the sale of advertising time on certain of our programming, installation and equipment charges, as well as advanced data and phone services provided to the commercial market.

Our customers are billed on a monthly basis and generally may discontinue services at any time. We are focused on marketing packages of multiple products and services, or “bundles,” for a single price, including a bundle of our primary services of video, HSD and phone, which we refer to as our “triple-play.” Customers who take our triple-play bundles enjoy discounted pricing and the convenience of a single monthly bill; those who take our “ViP Pak” also enjoy digital television, faster HSD speeds and other benefits. As of December 31, 2009, 52% of our customers subscribed to two or more of our primary services, including 19% of our customers who take all three of our primary services.

Investments in our interactive fiber networks have created the single platform distribution system we use today and allow us to offer advanced video products and services, faster HSD speeds and a feature-rich phone service. Our technology initiatives will continue to focus on boosting the capacity, capability and reliability of our networks, allowing us to increase the variety and quality of the products and services we offer.

A majority of our revenues come from video services; however, the percent of revenue derived from video has been declining for the past several years. As a percentage of total revenues, video revenues have decreased from 83% in 2004 to 64% in 2009, primarily due to increased contributions from our HSD and phone services, a trend we expect to continue.

Video

We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. We charge customers monthly subscription rates, which vary according to the level of service and equipment taken. Our video services range from broadcast basic service to digital and other advanced video products and services, as discussed below.

Broadcast Basic Service.  Our broadcast basic service includes, for a monthly fee, 12 to 20 channels, including local over-the-air broadcast network and independent stations, limited satellite-delivered programming, as well as local public, government, home-shopping and leased access channels

Family Basic Service.  We offer an expanded basic package of services, marketed as “Family Cable,” which includes, for an additional monthly fee, 40 to 55 additional satellite-delivered channels such as CNN, Discovery, ESPN, Lifetime, MTV, TNT and the USA Network.

As of December 31, 2009, we had 548,000 basic subscribers, representing a 42.6% penetration of our estimated homes passed.

Digital Service.  Our digital video service offers customers up to 230 channels, depending on the level of service selected, with better picture and sound quality than traditional analog video service. Digital video customers receive the full assortment of basic programming, digital music channels and other additional programming, as well as an interactive on-screen program guide and full access to our VOD library. For additional charges, our subscribers may purchase premium video services such as Cinemax, HBO, Showtime and Starz! individually, or in tiers. A digital converter or cable card is required to receive our digital and other advanced video services. Customers pay a monthly fee for digital service, which varies according to the level of service taken and the number of digital converters in the home. As of December 31, 2009, we had 300,000 digital customers, representing a 54.7% penetration of our basic subscribers.

Video-On-Demand.  Mediacom On-Demand, our VOD service, provides on-demand access to almost 4,700 movies, special events and general interest titles, and is available to 76% of our digital customers. The majority of our VOD content is available to our digital video customers at no additional charge, with additional content including first-run movies and special event programs such as live concerts and sporting events available on a pay-per-view basis. This service includes full two-way functionality, including the ability to start the programs at their convenience, as well as pause, rewind and fast forward.

High-Definition Television.  We offer our video customers “HDTV” services, with high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set. Up to 46 high-definition

(“HD”) channels, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks, are offered to our digital customers at no additional charge, with a planned expansion up to 70 channels in 2010. The HD programming we offer represents about 80% of the most widely-watched programming, based upon data provided by The Neilsen Company.

Digital Video Recorders.  Our “DVR” service allows digital customers to record and store programming to watch at their convenience, as well as the ability to pause and rewind “live” television. DVR services require the use of an advanced digital converter for which we charge a monthly fee. In 2010, we plan on introducing a multi-room DVR product that will enable customers who take our DVR service to watch the same stored programming on each set-top box in their home.

As of December 31, 2009, 37.4% of our digital customers received DVR and/or HDTV services.

Mediacom Online

Three levels of high-speed Internet access, ranging from 3 Mbps to 20 Mbps, are available to customers across substantially all of our service territory. Our most popular service delivers speeds of up to 12 Mbps downstream and 1 Mbps upstream. Customers who take our ViP Pak receive an upgrade to 15 Mbps downstream speeds at no additional cost. Based on the range of products offered, all of which are available in discounted bundles, we believe our HSD service provides a superior value to that offered by our competitors in our markets.

Our latest product offering is Mediacom Online Ultra, which is our very high-speed, or “wideband,” Internet service. Launched in late 2009, this service utilizes DOCSIS 3.0 technology that was developed to accommodate much higher transmission speeds through the use of channel bonding, allowing us to offer downstream and upstream speeds of up to 105 Mbps and 10 Mbps, respectively. As of December 31, 2009, Mediacom Online Ultra was available to approximately 20% of our service territory, and we plan to expand to about 40% by year-end 2010.

As of December 31, 2009, we had 350,000 HSD customers, representing a 27.2% penetration of estimated homes passed.

Mediacom Phone

Mediacom Phone is our phone service that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada, for which customers are charged a monthly fee. Mediacom Phone includes popular calling features such as Caller ID with name and number, call waiting, three-way calling and enhanced Emergency 911 dialing. Directory assistance and voice mail services are available for an additional charge, and international calling is available at competitive rates.

As of December 31, 2009, we marketed phone service to about 92% of our 1.29 million estimated homes passed. As of the same date, we served 135,000 phone customers, representing a 11.4% penetration of estimated marketable phone homes passed. Substantially all of our phone customers take multiple services from us; over 85% take the triple-play and approximately 14% take either video or HSD service in addition to phone.

Mediacom Business Services

We provide video, HSD, and phone, as well as network and transport services, to commercial and large enterprise customers. During 2009, we began selling multi-line business phone service to small- and medium-sized businesses in most of our service areas. We now offer a bundle of video, HSD and phone services to the business community, enabling us to compete more effectively against our competitors, mainly the local phone companies. We also offer large enterprise customers, who require high-bandwidth connections, solutions such as the point-to-point circuits required by wireless communications providers and other carrier and wholesale customers.

Advertising

We generate revenues from selling advertising time we receive under our programming license agreements to local, regional and national advertisers. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding their geographic reach

During the past several years, many existing and potential customers have sought alternatives to traditional advertising platforms such as television, newspaper and billboard advertising. In addition, the recent economic downturn has caused other key buyers of local and regional advertising, notably automotive dealers, to sharply reduce their advertising spending. Primarily due to these factors, we have experienced declines in advertising revenues in the last two years.

Marketing and Sales

Our primary marketing focus is on our ViP Pak bundle of digital video, HSD and phone, which we offer to our customers at discounted pricing, with the convenience of a single bill. Customers who take our ViP Pak also enjoy free VOD movies, faster HSD speeds and retailer discounts, to further enhance the value and increase our brand recognition. We employ a wide range of sales channels to reach current and potential customers, including direct marketing such as mail and outbound telemarketing, door-to-door and field technician sales. We also steer people to our inbound call centers or website through television advertising on our own cable systems and local broadcast television stations and through other mass media outlets such as radio, newspaper and outdoor advertising.

Customer Care

Providing a superior customer experience will improve customer retention and increase the opportunities for sale of our advanced services. Our efforts to enhance our customers’ satisfaction include giving them multiple means to access information about their services, focusing on first time resolution of all service calls, and continually improving the performance of our networks.

Contact Centers

Our customer care group has multiple contact centers, which are staffed with dedicated customer service and technical support representatives that respond to customer inquiries on all of our products and services. Qualified representatives are available 24 hours a day, seven days a week to assist our customers. Our virtual contact center technology ensures that the customer care group functions as a single, unified call center and allows us to effectively manage and leverage resources and reduce answer times through call-routing in a seamless manner. A web-based service platform is available to our customers allowing them to order products via the Internet, manage their payments, receive general technical support and utilize self-help tools to troubleshoot technical difficulties.

Field Operations

Our field technicians utilize a workflow management system which facilitates on-time arrival for customer appointments and first call resolution to avoid repeat service trips and customer dissatisfaction. Field activity is scheduled, routed and accounted for seamlessly, including automated appointment confirmations, along with real time remote technician dispatching. All technicians are equipped with web-based, hand-held monitoring tools to determine the real-time quality of service at each customer’s home. This functionality allows us to effectively install new services and efficiently resolve customer reported issues.

Technology

Our cable systems use a hybrid fiber-optic coaxial (“HFC”) design that has proven to be highly flexible in meeting the increasing requirements of our business. The HFC designed network is engineered to accommodate bandwidth management initiatives that provide increased capacity and performance for our advanced video and broadband products and services without the need for costly upgrades. We deliver our signals via laser-fed fiber optical cable from control centers known as headends and hubs to individual nodes. Coaxial cable is then connected from each node to the individual homes we serve. Our network design generally provides for six strands of fiber optic cable extended to each node, with two strands active and four strands “dark” or inactive for future use.

As of December 31, 2009, substantially all of our cable distribution network had bandwidth capacity of at least 750 megahertz or had been converted to all-digital technology. However, demand for new services, including additional HDTV channels and DOCSIS 3.0-enabled wideband Internet, requires us to become more efficient with our bandwidth capacity. As part of our transition towards a digital only platform, we have been moving video channels from analog to digital transmission, allowing us to deliver the same programming using less bandwidth, and giving us the ability to offer our customers more HDTV channels, faster HSD speeds and other advanced products and services using the reclaimed bandwidth. To take full advantage of the efficiencies associated with digital transmission, we expect our networks will ultimately move to a digital only format, thereby eliminating all analog transmissions.

We have constructed fiber networks which interconnect about 85% of our service territory, on which we have overlaid a video transport system, allowing these areas to function as virtual systems. Our fiber networks and video transport system give us greater reach from a central location, making it more cost efficient and timely to introduce new and advanced services to customers, helping us reduce equipment and personnel costs, connectivity charges and other expenditures.

Community Relations

We are dedicated to fostering strong relations with the communities we serve, and believe that our local involvement strengthens the awareness of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, under which we provide almost 1,500 schools with free video service and more than 60 schools with free HSD service. We also provide free cable service to over 2,500 government buildings, libraries and not-for-profit hospitals, along with free HSD service to about 200 such sites.

We develop and provide exclusive local programming for our communities, a service that cannot be offered by DBS providers. Several of our cable systems have production facilities with the ability to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe our local programming helps build brand awareness and customer loyalty in the communities we serve.

Franchises

Cable systems are generally operated under non-exclusive franchises granted by local or state governmental authorities. Historically, these franchises have imposed numerous conditions, such as: time limitations on commencement and completion of construction; conditions of service, including population density specifications for service; the bandwidth capacity of the system; the broad categories of programming required; the provision of free service to schools and other public institutions and the provision and funding of public, educational and governmental access channels (“PEG access channels”); a provision for franchise fees; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”).

Many of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities and towards state agencies, such as the various public service commissions that regulate other utilities. As of December 31, 2009, about 23% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2009, we served 962 communities under a cable franchise. These franchises provide for the payment of fees to the issuing authority. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

We have never had a franchise revoked or failed to have a franchise renewed. Furthermore, no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. The Cable Act also established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Sources of Supply

Programming

We have various fixed-term contracts to obtain programming for our cable systems from suppliers whose compensation is typically based on a fixed monthly fee per customer. Although most of our contracts are secured directly with the programmer, we also negotiate programming contract renewals through a programming cooperative of which we are a member. In general, we attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.

We also have various retransmission consent arrangements with local broadcast station owners, allowing for carriage of their broadcast television signals on our cable systems. Federal Communications Commission (“FCC”) rules mandate that local broadcast station owners elect either “must carry” or retransmission consent every three years. Historically, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners, or other forms of non-cash compensation. In the most recently completed cycle, cash payments and, to a lesser extent, our purchase of advertising time from local broadcast station owners were required to secure their consent.

Our programming expenses comprise our largest single expense item, and in recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases to video customers, it is expected that our gross video margins will continue to decline as increases in programming costs outpace growth in video revenues.

Set-Top Boxes, Program Guides and Network Equipment

We purchase set-top boxes from a limited number of suppliers, including Motorola Inc. and Pace plc. We also purchase routers, switches and other network equipment from a variety of providers. If we were unable to obtain such equipment from these suppliers, our ability to serve our customers in a consistent manner could be affected, and we may not be able to provide similar equipment in a timely manner.

HSD and Phone Connectivity

We deliver HSD and phone services through fiber networks that are either owned by us or leased from third parties and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD and phone traffic received from and sent over the provider’s network.

Phone

Under a multi-year agreement between us and Sprint Corporation, Sprint assists us in providing phone service by routing voice traffic to and from destinations outside of our network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. We have initiated a project to transition these services in-house, beginning in 2010.

Competition

We face intense and increasing competition from various communications and entertainment providers, primarily DBS and certain local telephone companies, many of whom have greater resources than we do. We are subject to significant developments in the marketplace, including rapid advances in technology and changes in the regulatory and legislative environment. In the past several years, many of our competitors have expanded their service areas, added services and features comparable to ours, as well as those which we do not offer, such as wireless voice and data services. More recently, our DBS competitors have launched aggressive marketing campaigns, including deeply discounted promotional packages, which have resulted in video customer losses in our markets. We are unable to predict the effects, if any, of such future changes or developments on our business.

Direct Broadcast Satellite Providers

DBS providers, principally DirecTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, serving more than 32 million customers nationwide, according to publicly available information. Our ability to compete with DBS service depends, in part, on the programming available to them and us for distribution. DirecTV and DISH now offer approximately 265 and 290 video channels of programming, respectively, much of it substantially similar to our video offerings. DirecTV also has exclusive arrangements to provide certain programming which is unavailable to us, including special professional football packages. DirecTV and DISH offer up to 130 and 140 channels of national HD programming, respectively, including local HD signals in most of our markets.

DBS service has limited two-way interactivity, which restricts their providers’ ability to offer interactive video, HSD and phone services. In contrast, our networks’ full two-way interactivity enables us to deliver true VOD, as well as HSD and phone services over a single platform. In lieu of offering such advanced services, DBS providers have in many cases entered into marketing agreements under which local telephone companies offer DBS service bundled with their phone and HSD services. These synthetic bundles are generally billed as a single package, and from a consumer standpoint appear similar to our bundled products and services.

Local Telephone Companies

Our HSD and phone services compete primarily with local telephone companies such as Qwest Inc. and AT&T Inc. Such companies compete with our HSD product by offering digital subscriber line (“DSL”) services and with our phone product by offering a substantially similar product to that which we offer. In our markets, widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps. We believe the performance, cost savings and convenience of our bundled packages compare favorably with the local telephone companies’ products and services. However, local phone companies may currently be in a better position to offer data services to businesses, as their networks tend to be more complete in commercial areas.

Verizon Communications Inc. and AT&T have built and are continuing to build fiber networks with fiber-to-the-node or fiber-to-the-home architecture to replicate the cable industry’s triple-play bundle. Their upgraded networks can now provide video, HSD and phone services that are comparable, and in some cases, superior to ours, with entry prices similar to those we offer. Based on internal estimates, these competitors have the capability of, and are actively marketing service, in approximately 4% of our service territory as of December 31, 2009. Due to the lower homes density of our service areas compared to the higher home density of larger metropolitan markets, and the per home passed capital investment associated with constructing fiber networks, we believe that further build-outs into most our markets will be a lower priority for the telephone companies.

Wireless Communication Companies

In addition to competition from traditional phone services, we face increasing competition from wireless phone providers, such as AT&T, Verizon and Sprint. In the last several years, a trend known as “wireless substitution” has developed where certain phone customers have decided they only need one phone provider, and the provider selected has been a wireless phone product. We expect this trend to continue in the future and, given the current economic downturn, may accelerate as consumers become more cost conscious.

Many wireless phone providers offer a mobile data service for cellular use. This service may be a substitute for a wireline service in some consumers’ households. With the increasing penetration of “smartphones,” the use of mobile data services for certain applications is expanding, a trend we believe will continue in the near future.

Wireless providers are currently unable to offer a data service that compares with our HSD service in terms of speed, and their service is not available in all areas. However, as technology employed by such wireless companies further evolves, this may change in the future.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities; more than one cable system may legally be built in the same area by another cable operator, a local utility or other provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions, or enjoy other advantages such as exemptions from taxes or regulatory requirements, to which we are subject. Certain municipalities in our service areas have constructed their own cable systems in a manner similar to city-provided utility services. We believe that various entities are currently offering cable service, through wireline distribution networks, to approximately 9% of our estimated homes passed. Most of these entities were operating prior to our ownership of the affected cable systems, and we believe there has been no expansion of such entities into our markets in the past several years.

Other Competition

Video

The use of streaming video over the Internet by consumers and businesses has increased dramatically in the last several years, as broadband services have become more widely available. As a result of increased downstream speeds offered by HSD providers and advances in streaming video technology, consumers are watching a greater amount of video content through an online source. Recent advances have also allowed consumers to stream Internet video directly to their television through various electronic devices such as video game consoles and Blu-ray players, resulting in a more traditional video viewing experience. In many cases, program suppliers have begun bypassing traditional video providers and distributing certain content directly to consumers through the Internet, some of which is available free of charge. As much of this content is the same, or substantially similar to that which we offer, we believe this could lead to meaningful competition if this trend is to continue in the future. Although we expect to remain the primary provider of HSD service to such consumers, enabling their ability to stream Internet video, we are unable to predict the effects, if any, of such developments on our video revenues.

HSD

The American Recovery Act of 2009 provides specific funding for broadband development as part of the economic stimulus package. Some of our existing and potential competitors have, and will apply for funds under this program which, if successful, may allow them to build or expand facilities faster and deploy existing and new services sooner, and to more areas, than they otherwise would.

Phone

Mediacom Phone also competes with national providers of IP-based phone services, such as Vonage, Skype and magicJack, as well as companies that sell phone cards at a cost per minute for both national and international service. Such providers of IP-based phone services do not have a traditional facilities-based network, but provide their services through a consumer’s high-speed Internet connection.

Advertising

We compete for the sale of advertising against a wide variety of media, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites. As companies continue to shift the allocation of their advertising spending towards Internet based advertising, we may face greater than expected pricing pressure on our advertising business.

Employees

As of December 31, 2009, we employed 1,772 full-time and 56 part-time employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable systems and, to varying degrees, the services we offer. Significant legal requirements imposed on us because of our status as a cable operator, or by the virtue of the services we offer, are described below.

Cable System Operations and Cable Services

Federal Regulation

The Cable Act establishes the principal federal regulatory framework for our operation of cable systems and for the provision of our video services. The Cable Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 1, 2009.

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

Through March 28, 2010, Congress barred broadcasters from entering into exclusive retransmission consent agreements. Legislation is pending to extend this ban on exclusive retransmission consent agreements through December 31, 2014 or later. Congress also requires all parties to negotiate retransmission consent agreements in good faith. Should Congress fail to extend the ban on exclusive retransmission consent agreements, there could be an adverse effect on our business.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with all of them although not all have terms extending until the end of the current retransmission consent election cycle, December 31, 2011.

In January 2010, Cablevision Systems Corporation filed a petition for writ of certiorari with the United States Supreme Court, seeking review of a decision of the United States Court of Appeals for the Second Circuit upholding an FCC order enforcing a commercial television station’s must-carry rights. Cablevision seeks not only reversal of the Court of Appeals decision applying the must-carry requirements to the facts at issue, but also to invalidate the must-carry requirements entirely as impermissible because it restricts Cablevision’s freedom of speech rights under the First Amendment and it confiscates Cablevision’s property rights under the Fifth Amendment of the United States Constitution. We cannot predict whether the Supreme Court will issue the writ and if it does, what the outcome would be or how it may affect our business.

Availability of Digital Broadcast Signals

After June 12, 2009, television broadcasters were required to cease analog transmission and transmit their signals in digital format only. This change is commonly referred to as the DTV transition.

The FCC has mandated that it is the responsibility of cable operators to ensure that cable subscribers with analog television sets can continue to view that broadcast station’s signal, thus creating a “dual carriage” requirement for must-carry signals post-DTV transition. Cable operators that are not “all-digital” will be required for at least a three year period to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. Cable systems that are “all digital” are not required to downconvert must-carry signals into analog and may provide the must-carry signals only in a digital format. The FCC has ordered that the cable operator bear the cost of any downconversion. The “dual carriage” requirement has the potential of having a negative impact on us because it reduces available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

For several years, the FCC has had under review a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services, violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.

Program Tiering

Federal law requires that certain types of programming, such as the carriage of local broadcast channels and any public, governmental or educational access (“PEG”) channels to be part of the lowest level of video programming service — the basic tier. Our basic tiers are generally comprised of programming in analog format although some programming may be offered in digital format. Migration of PEG channels from analog to digital format frees up bandwidth over which we can provide a greater variety of other programming or service options. During 2008, such migration met opposition from some municipalities, members of Congress and FCC officials. Several communities and one special interest group have petitioned the FCC to restrict the ability of cable operators to migrate public, governmental channels from analog to digital tiers. The FCC opened a public comment period on these petitions that ended on April 1, 2009, but has not issued any orders resulting from the petitions. We cannot predict the outcome of this proceeding. Any legislative or regulatory action to restrict our ability to migrate PEG channels could adversely affect our ability to provide additional programming desired by viewers.

Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Tier Buy Through

The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

Use of Our Cable Systems by the Government and Unrelated Third Parties

The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming and requires a cable system with 36 or more activated channels to designate a significant portion of that activated channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

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

In 2008, the FCC released a Report and Order which could allow certain leased access users lower cost access to channel capacity on cable systems. The new regulations limit fees to 10 cents per subscriber per month for tiered channels and in some cases, potentially no charge. The regulations also impose a variety of leased access customer service, information and reporting standards. A federal appeals court stayed implementation of the new rules and the United States Office of Management and Budget denied approval of the new rules citing the FCC’s failure to meet substantive requirements of The Paperwork Reduction Act of 1995. In July 2008, the federal appeals court agreed at the request of the FCC to hold the case in abeyance until the FCC resolved its issues with the Office of Management and Budget. If implemented as promulgated, these changes will likely increase our costs and could cause additional leased access activity on our cable systems and thereby require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers. We cannot, however, predict whether the FCC will ultimately enact these rules as promulgated, whether it will seek to implement revised rules, or whether it will attempt to implement any new commercial leased access rules.

Ownership Limitations

The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings. In 2007, the FCC reinstituted a restriction setting the maximum number of subscribers that a cable operator may serve at 30 percent nationwide. The FCC also has commenced a rulemaking to review vertical ownership limits and cable and broadcasting attribution rules. In August 2009, the United States Court of Appeals for the Third Circuit struck down the 30 percent horizontal cable ownership cap. The FCC’s Chairman has stated his intent for the FCC to take further action on the horizontal cap. We cannot predict what action the FCC will take or how it may impact our business.

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also required multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third-party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. In 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“MOU”) in connection with the development of tru2waytm — a national two-way “plug and play” platform; other members of the consumer electronics industry have since joined the MOU.

Since July 2007, cable operators have been prohibited from issuing to their customers new set-top terminals that integrate security and basic navigation functions. The FCC has set forth a number of limited circumstances under which it will grant waivers of this requirement. We obtained a conditional waiver from the FCC that allowed us to deploy low-cost, integrated set-top boxes in certain cable systems serving less than five percent of our subscriber base and we have met the condition to upgrade to all-digital operations in those systems by February 17, 2009. In all other systems, we remain in full compliance with the rules banning integration of security and basic navigation functions in set-top terminals.

The FCC relaxed the ban on integrated security in set-top-boxes in June 2009, when the FCC issued an industry-wide waiver permitting cable operator use of a particular one-way set top box that met its definition of a “low-cost, limited capability” device. The particular box did not support interactive program guides, video-on-demand, or pay-per-view or include high definition or dual digital tuners or video recording functionality. The FCC established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers. In a separate action, specific to another cable operator, the FCC determined that HD output would no longer be considered an advanced capability. Such waivers by the FCC can help to lower the cost and facilitate conversion of cable systems to digital format.

On August 29, 2009, as required by the Child Safe Viewing Act of 2007, the FCC issued a report to Congress regarding the existence and availability of advanced technologies to allow blocking of parental selected content that are compatible with various communications devices or platforms. Congress intends to use that information to spur development of the next generation of parental control technology. Additional requirements to permit selective parental blocking could impose additional costs on us. Additionally, the FCC commenced another proceeding to gather information about empowering parents and protecting children in an evolving media landscape. The comment period ends March 26, 2010. We cannot predict what, if any FCC action will result from the information gathered.

In a November 2009 proceeding, the FCC sought specific comment on how it can encourage innovation in the market for navigation devices to support convergence of video, television and IP-based technology. If the FCC were to mandate the use of specific technology for set-top boxes, it could hinder innovation and could impose further costs and restrictions on us.

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

This telecommunications services formula that produces higher maximum permitted attachment rates applies only to cable systems that elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of phone and certain other advanced services, utilities may continue to seek to invoke the higher rates.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula, including if an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by another attacher at rates higher than provided under the rate formula. After this determination, Gulf Power Company pursued just such a claim based on these limited circumstances before the FCC. The Administrative Law Judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that the poles at issue were “full.” Gulf Power has appealed this decision to the full Commission and the appeal is pending. Failing to receive a favorable ruling there, Gulf Power could pursue its claims in the federal court.

In 2007, the FCC released a Notice of Proposed Rulemaking (“NPRM”) addressing pole attachment rental rates, certain terms and conditions of pole access and other issues. The NPRM calls for a review of long-standing FCC rules and regulations, including the long-standing “cable rate” formula and considers effectively eliminating cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service. While we cannot predict the effect that the outcome of the NPRM will ultimately have on our business, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

In August 2009, certain utilities filed a petition for declaratory ruling with the FCC seeking to have cable operators providing interconnected voice over Internet protocol pay higher telecommunications service pole attachment rates. The FCC solicited public comment on the request. The FCC has taken no further action and we cannot predict what action the FCC may take. Reclassification of our pole attachments rates from those afforded cable operators to those charged telecommunications service providers could substantially raise our pole attachment costs.

Multiple Dwelling Unit Building Wiring

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. In 2007, the FCC issued rules voiding existing and prohibiting future exclusive service contracts for services to multiple dwelling unit or other residential developments. In 2008, the FCC enacted a ban on the contractual provisions that provide for the exclusive provision of telecommunications services to residential apartment buildings and other multiple tenant environments. In May 2009, the United States Court of Appeals for the District of Columbia upheld the FCC’s 2007 order. The loss of exclusive service rights in existing contracts coupled with our inability to secure such express rights in the future may adversely affect our business to subscribers residing in multiple dwelling unit buildings and certain other residential developments. The FCC is reportedly currently considering issuing an order that would permit private cable operators to enter into exclusive service agreements, an action that could foreclose our access to subscribers and potential subscribers in those multiple dwelling unit buildings that choose to enter into such agreements.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending this compulsory satellite license authority for an additional five years and legislation currently under consideration by Congress would extend that authority through 2014. In its 2008 Report to Congress, the Copyright Office recommended abandonment of the current cable and satellite compulsory licenses. Congress is currently considering legislation that would require the Copyright Office, in consultation with the FCC, to issue a report to Congress containing proposed mechanisms, methods, and recommendations on how to implement a phase-out of both the cable and satellite compulsory licenses. The legislation also would require the Comptroller General to conduct a study and issue a report to Congress that considers the impact such a phase-out and related changes to carriage requirements would have on consumer prices and access to programming. We cannot predict whether Congress will eliminate the cable compulsory license.

Congress also has legislation under consideration that would among other things, establish reporting and payment obligations with respect to the carriage of multiple streams of programming from a single broadcast station and clarify that cable operators need not report distant signals carried anywhere in the cable system as if they were carried everywhere in the system (commonly referred to as “phantom signals”). The legislation would also provide copyright owners with the ability to independently audit cable operators’ statement of accounts filed in 2010 and later. We cannot predict whether Congress will pass this legislation or what impact it may have, if any, on our business.

The Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements. To date, the Copyright Office has not taken any public action on these petitions. Issues raised in the petitions that have not been resolved by subsequent legislation include, among other things, clarification regarding: inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; and certain reporting practices, including the definition of “community.” Moreover, the Copyright Office has not yet acted on a filed petition and may solicit comment on the definition of a “network” station for purposes of the compulsory license.

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

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In February 2009, a federal appellate court upheld an FCC regulation that requires phone customers to provide “opt-in” approval before certain subscriber information can be shared with a business partner for marketing purposes. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.

During 2008, several members of Congress commenced an inquiry into the use by certain cable operators of a third-party system that tracked activities of subscribers to facilitate the delivery of advertising more precisely targeted to each household, a practice known as behavioral advertising. In February 2009, the Federal Trade Commission issued revised self-regulatory principles for online behavioral advertising. Certain members of Congress have reportedly drafted a new federal privacy bill that could impose new restrictions or requirements on the collection, use and retention of information associated with behavioral advertising that may be introduced in the House Subcommittee on Communications, Technology and the Internet. Such legislation could change the established privacy regime from one of disclosure of practices to one requiring advance and express subscriber opt-in to certain information collection practices relative to collections during Internet or other sessions. We cannot predict if there will be additional regulatory action or whether Congress will enact legislation, whether legislation would impact our existing privacy-related obligations under the Cable Act or any impact on any of the services that we provide.

Future federal and/or state laws may also cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our HSD service, increase our costs of providing such service, impair the ability to access potential future advertising revenue streams or have other adverse effects on our business, financial condition and results of operations.

State and Local Regulation

Franchise Matters

Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. We have non-exclusive franchises granted by municipal, state or other local government entity for virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise granted by a municipal or local governmental entity generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including California, Florida, Illinois, Indiana, Iowa, Michigan, Missouri, North Carolina and Wisconsin make state-issued franchises available. These franchises typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

HSD Service

Federal Regulation

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

Network Neutrality

In 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding Internet services. According to the policy statement, consumers are entitled to: access the lawful Internet content of their choice; run applications and services of their choice, subject to the needs of law enforcement; connect their choice of legal devices that do not harm the network; and enjoy competition among network providers, application and service providers, and content providers. These principles are generally referred to as “network neutrality.” In 2008, the FCC took action against another cable provider after determining that the network management practices of that provider violated the FCC’s Internet Policy Statement by, among other things, allegedly managing user bandwidth consumption by identifying and restricting the applications being run, and the actual bandwidth consumed. This decision may establish de facto standards that limit the network management practices that cable operators use to manage bandwidth consumption on their networks. That cable operator sought review of the decision by the United States Court of Appeals for the District of Columbia which heard oral arguments in January 2010. We cannot predict the outcome of any pending proceedings or any impact these developments may have on the FCC’s net neutrality requirements as they apply to other Internet access providers.

In October 2009, the FCC commenced a rulemaking to impose so-called network neutrality rules on HSD service providers. According to the rulemaking, these rules would require HSD service providers to: permit users access to and send lawful content of the user’s choice; permit users to run lawful applications and services of the user’s choice; permit use of lawful devices that do not harm the network; and not deprive users of competition among providers of networks, applications, services and content. Additionally, the FCC would require the provision of access in a nondiscriminatory manner, permit providers the right to employ reasonable network management practices and a impose a duty to disclose the information reasonably necessary for uses and content, application and service providers to enjoy the protections that the new rules would establish. We cannot predict the outcome of this proceeding or how any new rules would impact our business.

Recovery Act Stimulus Program

The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) provided $7.2 billion in the form of grants and loans to program applicants to, among other things, build broadband infrastructure. Congress required that existing Rural Utility Service borrowers, primarily telephone companies, be provided with a preference for some of the funding. All funds must be awarded by September 30, 2010 although actual distribution of funds may take longer. Little if any of the money awarded to date has been disbursed to applicants.

National Broadband Plan

The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) required the FCC to issue a “national broadband plan” (“Plan”) to Congress in March 2010, and the Plan must seek to ensure that all people of the United States have access to broadband capability and establish benchmarks for meeting that goal. On March 16, 2010, the FCC issued the Plan with the following highlights: 100 million households having access to affordable 100-megabits-per-second service; access in every American community to at least 1 gigabit-per-second broadband service at anchor institutions; making 500 megahertz of spectrum newly available for licensed and unlicensed use; moving adoption rates to more than 90 percent and ensuring digital literacy of every child by the time he or she leaves high school; making Universal Service Fund support available for tomorrow’s digital infrastructure; promoting competition across the broadband ecosystem by ensuring greater transparency, removing barriers to entry, and conducting market-based analysis with quality data on price, speed, and availability; and enhancing safety through a nationwide, wireless, interoperable public safety network for first responders. Although we have not had an opportunity to fully analyze the Plan, we anticipate that future FCC releases will clarify the timing, costs and responsibilities associated with the Plan. We cannot predict what, if any, requirements will be placed on our provision of broadband services or our operation of broadband facilities or what impact the Plan will ultimately have on our business.

Digital Millennium Copyright Act

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

Privacy

Federal law may limit the personal information that we collect, use, disclose and retain about persons who use our services. Please refer to the Privacy and Data Security discussion contained in the Cable System Operations and Cable Services section, above for discussion of these considerations.

International Law

Our HSD service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our HSD customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

State and Local Regulation

Our HSD services provided over our cable systems are not generally subject to regulation by state or local jurisdictions.

Voice-over-Internet Protocol Telephony Service

Federal Law

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Most major cable operators now offer voice-over-Internet protocol (VoIP) telephony as a competitive alternative to traditional circuit-switched telephone service. Despite efforts by various states, including states where we operate, considered or attempted differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation.

In January 2009, the FCC issued a letter to another cable provider of VoIP service that could signal a shift in the regulatory classification of VoIP service. In that letter, the FCC questioned whether the segregation of VoIP for bandwidth management purposes would make it a facilities based provider of telecommunications services and thus subject to common carrier regulation. The FCC may address this issue as part of network neutrality proceeding. We cannot predict how or if these issues will be resolved.

Federal regulatory obligations

Throughout the past several years, the FCC has begun to apply its regulations applicable to traditional landline telephone providers to VoIP services. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. Beginning in 2007, the FCC has required interconnected VoIP providers, such as us, to pay regulatory fees based on revenues reported on the FCC

Form 499A at the same rate as interstate telecommunications service providers. The FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, Customer Proprietary Network Information (“CPNI”), local number portability, disability access, and Form 477 (subscriber information) reporting obligations. The FCC has issued a Further Notice of Proposed Rulemaking with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. It is unknown what conclusions or actions the FCC may take or the effects on our business.

Privacy

In addition to any privacy laws that may apply to our provision of VoIP services (see general discussion in Privacy and Data Security in the Cable System Operations and Cable Services discussion, above), we must comply with additional privacy provisions contained in the FCC’s CPNI regulations related to certain telephone customer records. In addition to employee training programs and other operating and disciplinary procedures, the CPNI rules require establishment of customer authentication and password protections, limit the means that we may use for such authentication, and provide customer approval prior to certain types of uses or disclosures of CPNI.

State and Local Regulation

Although our entities that provide VoIP telephony services are certificated as competitive local exchange carriers in most of the states in which they operate, they generally provide few if any services in that capacity. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. The FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations.

ITEM 1A.	RISK FACTORS

Risks Related to our Operations

Our products and services face increasing competition that could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry. In some instances, we face competitors with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, more brand name recognition and long-standing relationships with regulatory authorities and customers. Our principal competitors are DBS providers and local telephone companies. As a result of such competition, our revenue growth rates may slow or decline if our customer base erodes or our revenue per unit suffers, and we may also see increases in the cost of gaining and retaining customers.

DBS providers, principally DirecTV and DISH, are our most significant video competitors. We have lost a significant number of video subscribers to DBS providers in the past, and will continue to face challenges from them. Recently, the primary DBS providers have been very aggressive in their pricing policies. If these pricing, and other aggressive promotional tactics continue, we may continue to face significant losses of video customers. See “Business — Competition — Direct Broadcast Satellite Providers”

Certain local telephone companies, including AT&T and Verizon, continue to deploy fiber more extensively in their networks, allowing them to offer video, HSD and phone services to consumers in bundled packages similar to those which we currently provide. In some cases, DBS providers have marketing agreements under which local telephone companies sell DBS service bundled with their phone and HSD services. We also face competition from municipal entities that provide video, HSD and phone services. Many of the companies that provide content have increased their offerings of video streamed over the Internet, often accessed free of charge. If this trend continues, it could negatively impact demand for our video services. See “Business — Competition — Local Telephone Companies”

Our HSD service faces competition from: local telephone companies utilizing their upgraded fiber networks and/or DSL lines; Wi-Fi, Wi-Max and wireless Internet services provided by wireless service providers; broadband over power line providers; and providers of traditional dial-up Internet access. Existing and potential competitors have applied for funds under the American Recovery Act of 2009 economic stimulus programs, and will likely be eligible to apply for more going forward. If successful, these additional funds may allow them to build or expand facilities faster, and deploy existing and new services sooner, and to more areas, than they otherwise would.

Our phone service faces competition for voice customers from local telephone companies, wireless telephone service providers, VoIP services and others. Competition in phone service has intensified as more consumers are replacing their wireline service with wireless service.

Weak economic conditions may adversely impact our business, financial condition and results of operations.

Weak economic conditions persist, particularly unemployment and slack consumer demand. Most of our revenues are provided by residential customers who may downgrade their services, or discontinue some, or all of their services, if these economic conditions continue or further weaken.

We may be unable to keep pace with rapid technological change that could adversely affect our business and our results of operations.

We operate in a rapidly changing environment and our success depends, in part, on our ability to enhance existing or adopt new technologies to maintain or improve our competitive positioning. It may be difficult to keep pace with future technological developments, and if we fail to choose technologies that provide products and services that are preferred by our customers which are cost efficient to us, we may experience customer losses and our results of operations may be adversely affected.

The continuing increases in programming costs may have an adverse affect on our results of operations.

Programming costs have historically been our largest single expense category and have risen dramatically over the last several years. The largest increases have come from sports programming and, more recently, from broadcast stations in the form of retransmission consent fees. We expect programming costs to continue to grow in the coming years, largely as a result of both increased unit costs charged by the satellite delivered networks we carry, in addition to increasing financial demands by local broadcast stations to obtain their retransmission consent. If we refuse to meet the demands of these broadcast station owners, or are unable to negotiate reasonable contracts with non-broadcast networks, we may not be able to transmit these stations, which may result in the loss of existing or potential additional subscribers.

Our video service profit margins have declined over the last several years, as the cost to secure cable programming and broadcast station retransmission consent outpaces video revenue growth. If we are unable to increase subscriber rates or offer additional services to fully offset such programming costs, our video service margins will continue to deteriorate.

We may be unable to secure necessary hardware, software, telecommunications and operational support that may impair our ability to provision and service our customers and adversely affect our business.

Third-party firms provide some of the components used in delivering our products and services, including digital set-top converter boxes, DVRs and VOD equipment; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber optic cable and construction services for expansion and upgrades of our networks and cable systems; and our customer billing platform. Some of these companies may hold leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. As a result, our operations depend on a successful relationship with these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events, could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories, and therefore any delays in our ability to obtain equipment could impact our operations. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards, or that are compatible with other equipment and software that we use, this could negatively affect our ability to effectively provision and service our customers. We also have outsourcing arrangements with certain telephony providers in connection with our provision of HSD and telephony services to our customers. We are in the process of transitioning our telephony services to an in-house platform, and unexpected delays or disruptions in the transition process may adversely affect our customers and our business.

We depend on network and information systems and other technologies. A disruption or failure in such systems and technologies, or in our ability to transition from one system to another, could have a material adverse affect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, any events affecting these systems and technologies could have a devastating impact on our business. These events could include: computer hacking, computer viruses, worms or other disruptive software, process breakdowns, denial of service attacks and other malicious activities or any combination of the foregoing; and natural disasters, power outages and man-made disasters. Such occurrences may cause service disruptions, loss of customers and revenues and negative publicity, which may result in significant expenditures to repair or replace the damaged infrastructure, or protect from similar occurrences in the future. We may also be negatively affected by the illegal acquisition and dissemination of data and information, including customer, personnel, and vendor data, and this may require us to expend significant capital and other resources to remedy any such security breach.

Our business depends on certain intellectual property rights and on not infringing on the intellectual property rights of others.

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third-party firms have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming; result in costly litigation and diversion of technical and management personnel; and require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, results of operations, and financial condition could be adversely affected.

Some of our cable systems operate in the Gulf Coast region, which historically has experienced severe hurricanes and tropical storms.

Cable systems serving approximately 19% of our subscribers are located on or near the Gulf Coast in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems to varying degrees causing property damage, service interruption and loss of customers. If the Gulf Coast region were to experience severe hurricanes in the future, this could adversely impact our results of operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.

The loss of key personnel by Mediacom could have a material adverse effect on our business.

Our success is substantially dependent upon the retention of, and the continued performance by, Mediacom’s key personnel, including Rocco B. Commisso, Mediacom’s Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result if Mr. Commisso ceases to be Mediacom’s Chairman and Chief Executive Officer, or if he and his designees do not constitute a majority of our Executive Committee. Mediacom has not entered into a long-term employment agreement with Mr. Commisso, and does not currently maintain key man life insurance on Mr. Commisso or other key personnel. If any of Mediacom’s key personnel ceases to participate in our business and operations, it could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Financial Condition

We are exposed to risks caused by disruptions in the capital and credit markets, which could have an adverse affect on our business, financial condition and results of operations.

We rely on the capital markets for senior note offerings, and the credit markets for bank credit arrangements, to meet our financial commitments and liquidity needs. The U.S. economy has fallen into a deep recession, with major downturns in financial markets and the collapse or significant weakening of many banks and other financial institutions. The capital and credit markets tightened, making it more difficult for us and many companies to obtain financing at all or on terms comparable to those available over the past several years. Future disruptions in such markets could cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments, or subjecting us to greater credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. However, we are unable to predict future movements in the capital and credit markets or the underlying effects on our results of operations.

We have substantial debt, we are highly leveraged and we have significant interest payments and debt repayments, which could limit our operational flexibility and have an adverse affect on our financial condition and results of operations.

As of December 31, 2009, our total debt was $1.510 billion. Because of our substantial indebtedness, we are highly leveraged and will continue to be so. Our overall leverage could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to adapt to changing market conditions;

•	restrict us from making strategic acquisitions or cause us to make divestitures;

•	require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our debt service obligations require us to use a large portion of our revenues and cash flows to pay principal and interest, reducing our ability to finance our operations, capital expenditures and other activities. For 2009, our cash interest expense was $104.3 million and our term loan principal payments were $31.3 million. A portion of our debt, including outstanding debt under our revolving credit facility and term loans, have a variable rate of interest determined by the Eurodollar rate plus a margin, which may vary depending on the ratio of senior indebtedness (as defined) under the credit facility to system cash flow (as defined). If we incurred additional debt under our revolving credit facility, the Eurodollar rate were to rise and/or our system cash flow decreased, we would be required to pay additional interest expense, which would have an adverse affect on our results of operations.

Our business is very capital intensive, and requires significant annual outlays primarily for new digital video cable boxes and modems, and cable network and related infrastructure. In 2009, our capital expenditures were approximately $98 million. We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our products and services to our customers.

We believe that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future. However, in the longer term, specifically 2015 and beyond, we may not have enough cash available to satisfy our maturing term loans and senior notes. Accordingly, we may have to refinance existing obligations to extend maturities, or raise additional capital through debt or equity issuances or both. There can be no assurance that we will be able to refinance our existing obligations or raise any required additional capital or to do so on favorable terms. If we do not successfully accomplish these tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. Failure to make capital investments in our business could materially and adversely affect our ability to compete effectively.

We are a holding company, and if our operating subsidiaries are unable to make funds available to us, we may not be able to fund our indebtedness and other obligations.

We are a holding company, and do not have any operations or hold any assets other than our investments in, and our advances to, our operating subsidiaries. These operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us.

The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations and from borrowing under their bank credit facility (the “credit facility”). The ability of our operating subsidiaries to make funds available to us in the form of dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing the credit facility. If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raise additional capital through debt or equity issuance or both. If we were not able to successfully accomplish those tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition, results of operations and liquidity.

A default under the credit facility or senior note indenture could result in an acceleration of our indebtedness and other material adverse effects.

The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. The principal financial covenant of the credit facility requires compliance with a ratio of total senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. See Note 5 in our Notes to Consolidated Financial Statements.

The indenture governing our senior notes also contains various covenants, though they are generally less restrictive than those found in the credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. The principal financial covenant of these senior notes has a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. See Note 5 in our Notes to Consolidated Financial Statements.

The breach of any of these covenants could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under the credit facility. A default under the credit facility could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, results of operations, and liquidity.

In the event of a liquidation or reorganization of any of our subsidiaries, the creditors of any of such subsidiaries, including trade creditors, would be entitled to a claim on the assets of such subsidiaries prior to any claims of the stockholders of any such subsidiaries, and those creditors are likely to be paid in full before any distribution is made to such stockholders. To the extent that we, or any of our direct or indirect subsidiaries, are a creditor of another of our subsidiaries, the claims of such creditor could be subordinated to any security interest in the assets of such subsidiary and/or any indebtedness of such subsidiary senior to that held by such creditor.

A lowering of the ratings assigned to our debt securities by ratings agencies may increase our future borrowing costs and reduce our access to capital

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

We have a history of net losses and we may continue to generate net losses in the future.

Although we reported net income for the years ended December 31, 2009 and 2008, we have a history of net losses, including net losses during the year ended December 31, 2007, and we may report net losses in the future. In general, our net losses have principally resulted from depreciation and amortization expenses associated with our acquisitions and capital expenditures related to expanding and upgrading of our cable systems, interest expense and other financing charges related to our indebtedness, and net losses on derivatives. If we were to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

We may have to fund MCC’s cash tax payments if its ability to use its net operating loss carryforwards (“NOLs”) to reduce its federal income tax liability is limited because of a change in its ownership.

As of December 31, 2009, MCC had approximately $2.4 billion of U.S. federal NOLs available to reduce taxable income in future years, that expire between 2020 and 2029. Section 382 of the Internal Revenue Code (“Section 382”) imposes substantial limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” The determination of whether an ownership change occurs is complex and, to some extent, dependent on information that is not publicly available. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, MCC’s utilization of its pre-ownership change NOLs would be subject to an annual limitation under Section 382.

Depending on the possible resulting limitations imposed by Section 382, MCC’s inability to utilize its federal NOLs may potentially accelerate cash tax payments by MCC. Such payments would ultimately be funded by us and/or Mediacom Broadband, and thus adversely affect our results of operations and financial condition.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2009, we had approximately $641.8 million of unamortized intangible assets, including goodwill of $24 million and franchise rights of $616.8 million on our consolidated balance sheets. These intangible assets represented approximately 41% of our total assets.

Accounting Standards Codification No. 350 — Intangibles — Goodwill and Other (“ASC 350”) requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. ASC 350 also requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using a discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. Our DCF analysis uses significant (Level 3) unobservable inputs, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Valuation and Impairment Testing of Indefinite-Lived Intangibles.” This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology.

Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. However, significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairment could be significant and could have an adverse effect on our business, financial condition and results of operations. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant noncash operating loss. Our annual impairment analysis was performed as of October 1, 2009 and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.

Risks Related to Legislative and Regulatory Matters

Changes in government regulation could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation, including the National Broadband Plan, are currently, or will be, the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

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

Our cable systems are operated under non-exclusive franchises. As of December 31, 2009, approximately 9% of the estimated homes passed by our cable systems were also served by other cable operators. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted and other states may adopt legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — State and Local Regulation — Franchise Matters.”

Changes in carriage requirements could impose additional cost burdens on us.

Any change that increases the amount of content that we must carry on our cable systems can adversely impact our business by increasing our cost and limiting our ability to carry other programming more valued by our subscribers or limit our ability to provide other services. For example, if we are required to carry more than the primary stream of digital broadcast signals or if the FCC regulations are put into effect that require us to provide either very low cost or no cost commercial leased access, our business would be adversely affected. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Content Regulations.”

Pending FCC and court proceedings could adversely affect our HSD service.

The regulatory status of providing HSD service by cable companies remains uncertain. If the FCC imposes additional regulatory burdens or further restricts the methods we may employ to manage the operation of our network through new “network neutrality” obligations or otherwise, our costs would increase, we may be required to make additional capital expenditures and our business could be adversely affected. Future legislative or regulatory actions resulting from the FCC’s recommendations for the National Broadband Plan to Congress may set forth obligations on broadband providers that could also have adverse impacts on our business. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”

Our phone service may become subject to additional regulation.

The regulatory treatment of phone services that we and other providers offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as either a telecommunications service or an information service. Any changes to existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, reduce anticipated revenues and impede our ability to effectively compete or otherwise adversely affect our ability to successfully roll-out and conduct our telephony business. See “Business — Legislation and Regulation — Voice-over-Internet-Protocol Telephony Service — Federal Law.”

Changes in pole attachment regulations or actions by pole owners could significantly increased our pole attachment costs.

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Significant change to the FCC’s long-standing pole attachment “cable rate” formula, increases in pole attachment costs as a result of our provision of Internet, VoIP or other services could increase our pole attachment costs. Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Pole Attachment Regulation.”

Changes in compulsory copyright regulations could significantly increase our license fees.

If Congress enacts the proposed revisions to the Copyright Act, it could impose oversight and conditions that could adversely affect our business. Additionally, the Copyright Office’s implementation of any such legislative changes could impose requirements on us or permit overly intrusive access to financial and operational records. Any future decision by Congress to eliminate the cable compulsory license, which would require us to obtain copyright licensing of all broadcast material at the source, would impose significant administrative burdens and additional costs that could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Copyright.”

Risks Related to Mediacom’s Chairman and Chief Executive Officer’s Controlling Position

Mediacom’s Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

Rocco B. Commisso, Mediacom’s Chairman and Chief Executive Officer, beneficially owned shares of its common stock representing approximately 87.2% of the aggregate voting power of all of its common stock as of December 31, 2009. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval of Mediacom’s stockholders, including the election of its entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of its assets.

The disposition by Mr. Commisso of a sufficient number of shares of Mediacom’s stock could result in a change in control of Mediacom and us. A change in control could result in a default under our debt arrangements, could require us to offer to repurchase our senior notes at 101% of their principal amount, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit Mediacom’s utilization of net operating losses for income tax purposes. Any of the foregoing results could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal physical assets consist of fiber optic networks, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at, or near, customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices, cable modems and related equipment. Our distribution systems and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve performance and capacity. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our network.

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

In addition, we became aware on March 5, 2010 of the filing of a purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which Mediacom is named as the defendant. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from Mediacom and rented a cable box distributed by Mediacom. The plaintiff alleges that Mediacom improperly “tied” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. Mediacom believes they have substantial defenses to the claims asserted in the complaint, which has not yet been served on them, and they intend to defend the action vigorously.

We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our equity, all of which is held by our manager.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide selected historical consolidated statement of operations data and cash flow data for the years ended December 31, 2005 through 2009 and balance sheet data as of December 31, 2005 through 2009, which are derived from our audited consolidated financial statements (except other data and operating data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006(11)	2005
	(Amounts in thousands, except per share data and operating data)
	(Unaudited)

Statement of Operations Data:
Revenues	$637,375	$615,859	$565,913	$529,156	$485,705
Costs and expenses:
Service costs	283,167	267,321	245,968	222,334	199,568
Selling, general and administrative expenses	109,829	110,605	104,694	101,149	94,313
Management fee expense — parent	11,808	11,805	10,358	9,747	10,048
Depreciation and amortization	112,084	109,883	113,597	104,678	101,467

Operating income	120,487	116,245	91,296	91,248	80,309
Interest expense, net	(89,829)	(99,639)	(118,386)	(112,895)	(102,000)
Loss on early extinguishment of debt	(5,790)	—	—	(4,624)	(4,742)
Gain (loss) gain on derivative, net	13,121	(23,321)	(9,951)	(7,080)	5,917
Gain on sale of assets and investments, net	—	—	—	—	2,628
(Loss) gain on sale of cable systems, net	(377)	(170)	8,826	—	—
Investment income from affiliate(1)	18,000	18,000	18,000	18,000	18,000
Other expense, net	(3,794)	(3,726)	(4,411)	(4,068)	(4,406)

Net income (loss)	$51,818	$7,389	$(14,626)	$(19,419)	$(4,294)

Balance Sheet Data (end of period):
Total assets	$1,568,220	$1,499,125	$1,467,146	$1,486,383	$1,492,010
Total debt	$1,510,000	$1,520,000	$1,505,500	$1,548,356	$1,468,781
Total member’s deficit	$(190,987)	$(304,261)	$(267,650)	$(251,020)	$(123,601)
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$134,409	$186,383	$103,927	133,394	$111,333
Investing activities	$(98,213)	$(141,695)	$(83,469)	(99,911)	$(109,718)
Financing activities	$(37,388)	$(44,213)	$(22,374)	(28,448)	$(7,280)

	Year Ended December 31,
	2009	2008	2007	2006(11)	2005
	(Amounts in thousands, except per share data and operating data)
	(Unaudited)

Other Data:
Adjusted OIBDA(2)	$233,136	$226,557	$205,346	$196,337	$181,916
Adjusted OIBDA margin(3)	36.6%	36.8%	36.3%	37.1%	37.4%
Ratio of earnings to fixed charges(4)	1.52	1.07	—	—	—
Operating Data: (end of period)
Estimated homes passed(5)	1,286,000	1,370,000	1,360,000	1,355,000	1,347,000
Basic subscribers(6)	548,000	601,000	604,000	629,000	650,000
Digital customers(7)	300,000	288,000	240,000	224,000	205,000
HSD customers(8)	350,000	337,000	299,000	258,000	212,000
Phone customers(9)	135,000	114,000	79,000	34,000	4,500
RGUs(10)	1,333,000	1,340,000	1,222,000	1,145,000	1,071,500

(1)	Investment income from affiliate represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 11 in our Notes to Consolidated Financial Statements.

(2)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

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

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005

Adjusted OIBDA	$233,136	$226,557	$205,346	$196,337	$181,916
Non-cash, share-based compensation charges(a)	(565)	(429)	(453)	(411)	(140)
Depreciation and amortization	(112,084)	(109,883)	(113,597)	(104,678)	(101,467)

Operating income	$120,487	$116,245	$91,296	$91,248	$80,309

(a)	Included approximately $9, $9, $10, $28 and $23 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, related to the issuance of other share-based awards.

(3)	Represents Adjusted OIBDA as a percentage of revenues. See note 2 above.

(4)	The ratio of earnings to fixed charges was 1.52 and 1.07 for the year ended December 31, 2009 and 2008 respectively. Earnings were insufficient to cover fixed charges by $14.4 million, $19.6 million and $4.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Refer to Exhibit 12.1 to this Annual Report for additional information.

(5)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

(6)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. This conversion method is generally consistent with the methodology used in determining payments to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(7)	Represents customers receiving digital video services.

(8)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(9)	Represents customers receiving phone service. Small to medium-sized commercial accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(10)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(11)	Effective January 1, 2006, we adopted ASC 718 — Compensation — Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R) — Share-Based Payment). See Note 9 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”). MCC is the nation’s seventh largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas.

As of December 31, 2009, we offered our bundle of video, HSD and phone services to approximately 92% of our estimated 1.29 million homes passed in 20 states. As of the same date, we served approximately 548,000 basic subscribers, 300,000 digital video customers, 350,000 HSD customers and 135,000 phone customers, aggregating 1.33 million revenue generating units (“RGUs”).

2009 Developments

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

Asset Transfer Agreement with MCC and Mediacom Broadband

On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband LLC (“Mediacom Broadband”), a wholly-owned subsidiary of MCC, pursuant to which certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin would be exchanged for certain of Mediacom Broadband’s cable systems located in Illinois, and a cash payment of $8.2 million (the “Asset Transfer”). The net effect of the Asset Transfer on our subscriber and customer base was the reduction of 3,700 basic subscribers and the addition of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. We believe the Asset Transfer better aligned our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).

As part of the Transfer Agreement, we contributed to MCC cable systems located in Western North Carolina (the “WNC Systems”), which served approximately 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, or an aggregate 51,000 RGUs. During the year ended December 31, 2008, the WNC Systems recognized $22.5 million of total revenues, $11.4 million of service costs, $4.2 million of selling, general and administrative expenses and $4.6 million of depreciation and amortization, or $2.2 million of operating income. These cable systems were part of the Exchange Agreement noted above. In connection therewith, we received a $74 million cash contribution on February 12, 2009 from MCC, with such funds having been contributed to MCC by Mediacom Broadband on the same date.

In total, we received $82.2 million under the Transfer Agreement (the “Transfer Proceeds”), which were used by us to repay a portion of the outstanding balance under the revolving commitments of our operating subsidiaries’ bank credit facility.

On February 12, 2009, after giving effect to the debt repayment funded by the Transfer Proceeds, our operating subsidiaries borrowed approximately $110 million under the revolving commitments of our bank credit facility. This represented net new borrowings of about $28 million after taking into account the Transfer Proceeds. On February 12, 2009, we contributed approximately $110 million to MCC to fund its cash obligation under the Exchange Agreement.
Year-over-year comparisons of revenues and expenses for the year ended December 31, 2009 are generally understated in the case of increases, and overstated in the case of decreases, than would have occurred if the WNC Systems Transfer did not take place. All 2009 comparisons to prior year results are on an actual basis, and instances where the inclusion of the WNC Systems in the results of operations in the prior year had an offsetting impact are referred to as the “impact of the WNC Systems Transfer.”
The results of operations of the cable systems transferred under the Asset Transfer were substantially similar during 2008, and thus did not have a meaningful offsetting impact on 2009 comparisons to prior year periods. The net effects of the Transfer Agreement were the reduction of 28,700 basic subscribers, 9,000 digital customers, 12,000 HSD customers and 2,400 phone customers. Such effects are not included in discussions of annual subscriber and customer gains and losses, and are referred to as the “effect of the Transfer Agreement.”
In addition, we recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. For purposes of discussion, additional revenues and expenses resulting from the accounting treatment of the Asset Transfer are referred to as “related to the Asset Transfer.” See Note 7 in our Notes to Consolidated Financial Statements.

New Financings

On August 25, 2009, we entered into an incremental facility agreement providing for a new term loan under our existing credit facility in the principal amount of $300.0 million (the “new term loan”). On the same date, we issued 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”) in the aggregate principal amount of $350.0 million. Net proceeds from the issuance of the 9 1/8% Notes and borrowings under the new term loan were an aggregate of $626.1 million, after giving effect to original issue discount and financing costs, were used to fund tender offers and redemption of our existing 7 7/8% Senior Notes due 2011 and 9 1/2% Senior Notes due 2013. See Note 5 in our Notes to Consolidated Financial Statements.

Revenues, Costs and Expenses

Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our phone service. Advertising revenues represent the sale of advertising placed on our video services.

Although we may continue to lose video customers as a result of greater competition and weak economic conditions, we believe we will grow video revenues for the foreseeable future through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may stabilize in 2010, given the potential for an economic recovery and the upcoming national election.

Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Cable network related costs also fluctuate with the level of investment we make, including the use of our own personnel, in the cable network. We anticipate that our service costs will continue to grow, but should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.

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

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration. These costs typically rise because of customer growth and inflationary cost increases for employees and other expenses, but we expect such costs should remain fairly consistent as a percentage of revenues.

Management fee expenses reflect compensation of corporate employees and other corporate overhead.

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

Actual Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2009	2008	$ Change	% Change

Revenues	$637,375	$615,859	$21,516	3.5%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	283,167	267,321	15,846	5.9%
Selling, general and administrative expenses	109,829	110,605	(776)	(0.7)%
Management fee expense	11,808	11,805	3	NM
Depreciation and amortization	112,084	109,883	2,201	2.0%

Operating income	120,487	116,245	4,242	3.6%
Interest expense, net	(89,829)	(99,639)	9,810	(9.8)%
Loss on early extinguishment of debt	(5,790)	—	(5,790)	NM
Gain (loss) on derivatives, net	13,121	(23,321)	36,442	NM
Loss on sale of cable systems, net	(377)	(170)	(207)	NM
Investment income from affiliate	18,000	18,000	—	NM
Other expense, net	(3,794)	(3,726)	(68)	1.8%

Net income	$51,818	$7,389	$44,429	NM

Adjusted OIBDA	$233,136	$226,557	$6,579	2.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	2009	2008	$ Change	% Change

Adjusted OIBDA	$233,136	$226,557	$6,579	2.9%
Non-cash, share-based compensation charges(1)	(565)	(429)	(136)	31.7%
Depreciation and amortization	(112,084)	(109,883)	(2,201)	2.0%

Operating income	$120,487	$116,245	$4,242	3.6%

(1)	Included approximately $9 for each of the years ended December 31, 2009 and 2008, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2009	2008	$ Change	% Change

Video	$407,150	$408,536	$(1,386)	(0.3)%
HSD	161,940	146,970	14,970	10.2%
Phone	52,556	40,359	12,197	30.2%
Advertising	15,729	19,994	(4,265)	(21.3)%

Total	$637,375	$615,859	$21,516	3.5%

	Year Ended December 31,		Increase
	2009	2008	(Decrease)	% Change

Basic subscribers	548,000	601,000	(53,000)	(8.8)%
Digital customers	300,000	288,000	12,000	4.2%
HSD customers	350,000	337,000	13,000	3.9%
Phone customers	135,000	114,000	21,000	18.4%

RGUs(1)	1,333,000	1,340,000	(7,000)	(0.5)%

Average total monthly revenue per basic subscriber(2)	$92.45	$85.18	$7.27	8.5%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the year divided by total average basic subscribers during such period.

Revenues increased $21.5 million, or 3.5%, of which $16.0 million was primarily due to growth in our HSD, phone and digital customers, offset in part by the impact of the WNC Systems Transfer and, to a much lesser extent, lower advertising revenues, with the remaining $5.5 million increase related to the Asset Transfer. Average total monthly revenue per basic subscriber increased $7.27, or 8.5%, primarily as a result of higher penetration levels of our advanced video, HSD and phone services, offset by a lower number of basic subscribers. About $0.80 of the increase in average total monthly revenue per basic subscriber was related to the Asset Transfer.

Video revenues fell $1.4 million, or 0.3%, principally due to a lower number of basic subscribers, including the impact of the WNC Systems Transfer, mostly offset by continued growth in digital customers and customers taking our DVR and HDTV services and rate increases and, to a lesser extent, $3.6 million of video revenues related to the Asset Transfer. During the year ended December 31, 2009, we lost 24,300 basic subscribers and gained 21,000 digital customers, excluding the effect of the Transfer Agreement, as compared to a loss of 3,800 basic subscribers and a gain of 46,200 digital customers in the prior year. Excluding the effects of the Transfer Agreement, basic subscriber losses mainly represented video-only customers, which were largely caused by aggressive video price discounts by direct broadcast satellite providers. As of December 31, 2009, we served 548,000 basic subscribers, representing a penetration of 42.6% of our estimated homes passed, and 300,000 digital customers, representing a penetration of 54.7% of our basic subscribers. As of December 31, 2009, 37.4% of our digital customers received DVR and/or HDTV services, as compared to 31.9% as of the same date in the prior year.

HSD revenues rose $15.0 million, or 10.2%, of which $13.5 million was primarily due to a 3.9% increase in HSD customers and higher unit pricing, offset in part by the impact of the WNC Systems Transfer. The remaining increase of $1.5 million was related to the Asset Transfer. During the year ended December 31, 2009, we gained 25,000 HSD customers, excluding the effect of the Transfer Agreement, as compared to a gain of 36,100 in the prior year. As of December 31, 2009, we served 350,000 HSD customers, representing a penetration of 27.2% of our estimated homes passed.

Phone revenues grew $12.2 million, or 30.2%, mainly due to a 18.4% increase in phone customers and, to a lesser extent, higher unit pricing. During the year ended December 31, 2009, we gained 23,400 phone customers, excluding the effect of the Transfer Agreement, as compared to a gain of 32,900 in the prior year. As of December 31, 2009, we served 135,000 phone customers, representing a penetration of 11.4% of our estimated marketable phone homes.

Advertising revenues fell $4.3 million, or 21.3%, principally due to sharp declines in advertising revenues in local markets, particularly in the automotive segment.

Costs and Expenses

Service costs rose $15.8 million, or 5.9%, principally due to higher programming expenses and, to a lesser extent, increased employee and phone service costs, as well $2.5 million of service costs related to the Asset Transfer, offset in part by the impact of the WNC Systems Transfer. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 5.2%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by a lower number of basic subscribers, including the effect of the Transfer Agreement. Employee expenses grew 13.0%, principally due to reduced customer installation activity resulting in lower labor capitalization, offset in part by the impact of the WNC Systems Transfer. Phone service costs were 10.0% higher, mostly due to the increase in phone customers, offset in part by the impact of the WNC Systems Transfer. Service costs as a percentage of revenues were 44.4% and 43.4% for the years ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased $0.8 million, or 0.7%, primarily due to the impact of the WNC Systems Transfer and, to a lesser extent, reduced customer service employee costs and lower advertising and office expenses, offset in part by higher bad debt expenses and $0.8 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expenses excludes the effects of the Asset Transfer. Customer service employee costs fell 6.2%, largely due to greater productivity in our call centers and the impact of the WNC Systems Transfer. Advertising expenses fell 19.6%, largely as a result of lower employee costs directly related to sales activity. Office expenses dropped 8.4%, principally due to lower telecommunications costs as a result of more efficient call routing and internal network use and the impact of the WNC Systems Transfer. Bad debt expense rose 18.8%, principally due to higher average balances of uncollectable accounts, offset in part by an adjustment made to our accrual allowance for uncollectable accounts. Selling, general and administrative expenses as a percentage of revenues were 17.2% and 18.0% for the years ended December 31, 2009 and 2008, respectively.

Management fee expense paid to MCC was virtually unchanged from the prior year, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the years ended December 31, 2009 and 2008.

Depreciation and amortization increased $2.2 million, or 2.0%, largely as a result of greater deployment of shorter-lived customer premise equipment and, to a lesser extent, write-offs related to ice storms in certain of our service areas and $0.5 million of depreciation and amortization related to the Asset Transfer, offset in part by an increase in the useful lives of certain fixed assets and the impact of the WNC Systems Transfer.

Adjusted OIBDA

Adjusted OIBDA increased $6.6 million, or 2.9%, mainly due to growth in HSD and phone revenues and, to a much lesser extent, $2.2 million of Adjusted OIBDA related to the Asset Transfer, offset in part by higher service costs and, to a lesser extent, the impact of the WNC Systems Transfer.

Operating Income

Operating income grew $4.2 million, or 3.6%, principally due to the increase in Adjusted OIBDA, offset in part by the increase in depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased $9.8 million, or 9.8%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $5.8 million for the year ended December 31, 2009. This amount included fees and premium paid relating to the tender offers of the 7 7/8% Notes and 9 1/2% Notes, as well as the write-off of deferred financing costs associated with such notes.

Gain (Loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded a net gain on derivatives of $13.1 million and a net loss on derivatives of $23.3 million, based in part upon information provided by our counterparties, for the years ended December 31, 2009 and 2008, respectively.

Loss on Sale of Cable Systems, Net

For the year ended December 31, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.4 million related to minor transactions. During the year ended December 31, 2008, we recognized a loss on sale of cable systems, net, of approximately $0.2 million, which reflects adjustments made to a prior transaction.

Other Expense, Net

Other expense, net, was $3.8 million and $3.7 million for the year ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, other expense, net, consisted of $2.4 million of commitment fees, which included $0.4 million of commitment fees related to the delayed funding of the new term loan and $1.4 million of deferred financing costs and other fees. During the year ended December 31, 2008, other expense, net, consisted of $2.5 million of commitment fees and $1.9 million of deferred financing costs and other fees.

Investment Income from Affiliate

Investment income from affiliate was $18.0 million for each of the years ended December 31, 2009 and 2008. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.

Net Income

As a result of the factors described above, we recognized net income of $51.8 million for the year ended December 31, 2009, as compared to net income of $7.4 million for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2008	2007	$ Change	% Change

Revenues	$615,859	$565,913	$49,946	8.8%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	267,321	245,968	21,353	8.7%
Selling, general and administrative expenses	110,605	104,694	5,911	5.6%
Management fee expense	11,805	10,358	1,447	14.0%
Depreciation and amortization	109,883	113,597	(3,714)	(3.3)%

Operating income	116,245	91,296	24,949	27.3%
Interest expense, net	(99,639)	(118,386)	18,747	(15.8)%
Loss on derivatives, net	(23,321)	(9,951)	(13,370)	NM
Gain on sale of cable systems, net	(170)	8,826	(8,996)	NM
Investment income from affiliate	18,000	18,000	—	NM
Other expense	(3,726)	(4,411)	685	(15.5)%

Net income (loss)	$7,389	$(14,626)	$22,015	NM

Adjusted OIBDA	$226,557	$205,346	$21,211	10.3%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$226,557	$205,346	$21,211	10.3%
Non-cash, share-based compensation charges(1)	(429)	(453)	24	(5.3)%
Depreciation and amortization	(109,883)	(113,597)	3,714	(3.3)%

Operating income	$116,245	$91,296	$24,949	27.3%

(1)	Includes approximately $10 and $28 for the years ended December 31, 2008 and 2007, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2008 and 2007 (dollars in thousands, except per subscriber data):

Note: Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

	Year Ended December 31,
	2008	2007	$ Change	% Change

Video	$408,536	$398,481	$10,055	2.5%
HSD	146,970	125,914	21,056	16.7%
Phone	40,359	21,732	18,627	85.7%
Advertising	19,994	19,786	208	1.1%

Total	$615,859	$565,913	$49,946	8.8%

	Year Ended December 31,		Increase
	2008	2007	(Decrease)	% Change

Basic subscribers	601,000	604,000	(3,000)	(0.5)%
Digital customers	288,000	240,000	48,000	20.0%
HSD customers	337,000	299,000	38,000	12.7%
Phone customers	114,000	79,000	35,000	44.3%

RGUs	1,340,000	1,222,000	118,000	9.7%

Average total monthly revenue per basic subscriber	$85.18	$76.50	$8.68	11.3%

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

Selling, general and administrative expenses rose 5.6%, principally due to higher customer service employee costs and marketing expenses, offset in part by a decrease in billing expenses. Customer service employee costs rose 13.4% as a result of higher staffing levels at our call centers. Marketing expenses grew 11.5%, primarily due to higher staffing levels, more frequent direct mailing campaigns, a greater use of third-party sales support and greater expenses tied to sales activity, offset in part by a reduction in other advertising. Billing expenses fell 10.5%, primarily due to more favorable rates charged by our billing service provider. Selling, general and administrative expenses as a percentage of revenues were 18.0% and 18.5% for the years ended December 31, 2008 and 2007, respectively.

Management fee expense paid to MCC rose 14.0%, reflecting higher overhead charges by MCC. As a percentage of revenues, management fee expense was 1.9% and 1.8% for the years ended December 31, 2008 and 2007, respectively.

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

Loss on Derivatives, Net

As a result of the quarterly mark-to-market valuation of our interest rate exchange agreements, we recorded losses on derivatives amounting to $23.3 million and $10.0 million, based upon information provided by our counterparties, for the years ended December 31, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

Overview

Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, contributions to MCC and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan debt maturities of $59.5 million and $61.5 million during 2010 and 2011, respectively. As of December 31, 2009, our sources of cash included $8.9 million of cash and cash equivalents on hand and unused and available commitments of $314.8 million under our $400.0 million revolving credit facility.

In the longer term, specifically 2015 and beyond, we may not have enough cash available to satisfy our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $134.4 million for the year ended December 31, 2009, primarily due to Adjusted OIBDA of $233.1 million, offset in part by interest expense of $89.8 million and, to a much lesser extent, the $23.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was largely as a result of a decrease in accounts payable and accrued expenses of $23.2 million.

Net cash flows provided by operating activities were $186.4 million for the year ended December 31, 2008, primarily due to Adjusted OIBDA of $226.6 million and, to a much lesser extent, the $43.2 million net change in our operating assets and liabilities, offset in part by interest expense of $99.6 million and, to a lesser extent. The net change in our operating assets and liabilities was principally due to an increase in accounts payable and accrued expenses of $45.5 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $98.2 million for the year ended December 31, 2009, as compared to $141.7 million for the prior year. The $43.5 million decrease in capital expenditures was primarily due to higher spending in the prior year on rebuild and upgrade activity and, to a lesser extent, customer premise equipment, service area expansion and non-recurring investments in scalable infrastructure for digital transition deployment.

Net Cash Flows Used in (Provided by) Financing Activities

Net cash flows used in financing activities were $37.4 million for the year ended December 31, 2009, principally due to cash distributions to parent of $191.7 million and, to a lesser extent, $23.9 million of financing costs and net borrowings of $10.0 million, largely funded by capital contributions from parent of $189.9 million. The $191.7 million of capital contributions to parent included a $110.0 million capital contribution made in February 2009 to fund MCC’s cash obligation under the Exchange Agreement. At the same time, we received an $82.2 million capital contribution from parent under the Transfer Agreement, comprising an $8.2 million payment related to the Transfer Agreement, and a $74.0 million payment for our contribution of the WNC Systems to MCC. See Note 7 in our Notes to Consolidated Financial Statements.

Net cash flows used in financing activities were $44.2 million for the year ended December 31, 2008, principally due to capital distributions to parent of $104.0 million and other financing activities, including book overdrafts, of $14.7 million, which were funded in part by capital contributions from parent of $60.0 million and net bank financing of $14.5 million.

Capital Structure

As of December 31, 2009, our outstanding total indebtedness was $1.510 billion, of which approximately 70% was at fixed interest rates or subject to interest rate protection. During the year ended December 31, 2009, we paid cash interest of $104.3 million, net of capitalized interest.

We have a $1.486 billion bank credit facility (the “credit facility”), of which $1.160 billion was outstanding as of December 31, 2009. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. The principal financial covenant of our credit facility requires compliance with a ratio of total senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. Our ratio, which is calculated on a quarterly basis, was 4.4 to 1.0 for the three months ended December 31, 2009. See Note 5 in our Notes to Consolidated Financial Statements.

As of December 31, 2009, we had revolving credit commitments of $400.0 million under the credit facility, of which $314.8 million was unused and available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of December 31, 2009, $10.9 million of letters of credit were issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, thus restricting the unused portion of our revolving credit commitments by such amount. Our unused revolving commitments expire on September 30, 2011.

We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. We also had $400 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%, all of which commence during the year ending December 31, 2010. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under the credit facility as of December 31, 2009 and 2008 were 4.7% and 3.5%, respectively.

As of December 31, 2009, we had $350.0 million of senior notes outstanding. The indenture governing our senior notes also contains various covenants, though they are generally less restrictive than those found in the credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. The principal financial covenant of these senior notes has a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. Our ratio of total indebtedness to cash flow, which is calculated on a quarterly basis, was 6.0 to 1.0 for the three months ended December 31, 2009. See Note 5 in our Notes to Consolidated Financial Statements.

New Financings

On August 25, 2009, we entered into an incremental facility agreement that provides for a new term loan under the credit facility in the principal amount of $300.0 million. The new term loan matures on March 31, 2017 and, beginning on December 31, 2009, is subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. On September 24, 2009, the full amount of the $300.0 million new term loan was borrowed by us. Net proceeds from the new term loan were $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The proceeds were used to fund the redemption of our senior notes described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments. The obligations of ours under the new term loan are governed by the terms of the credit facility. See Note 5 in our Notes to Consolidated Financial Statements.

On August 25, 2009, we issued $350.0 million aggregate principal amount of 9 1/8% senior notes due August 2019. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offers described below. On August 11, 2009, we commenced cash tender offers (the “Tender Offers”) for our outstanding 9 1/2% Notes and 7 7/8% Notes. Pursuant to the Tender Offers, we repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Notes and borrowings under the credit facility. On August 25, 2009, we announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. On September 24, 2009, we redeemed the balance of the principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the new term loan mentioned above. See Note 5 in our Notes to Consolidated Financial Statements.

Covenant Compliance and Debt Ratings

For all periods through December 31,2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2009 and thereafter (dollars in thousands)*:

		Operating	Interest	Purchase
	Debt	Leases	Expense(1)	Obligations(2)	Total

2010	$59,500	$2,230	$79,398	$16,266	$157,394
2011-2012	199,250	2,985	152,775	5,167	360,177
2013-2014	19,000	1,529	118,248	—	138,777
Thereafter	1,232,250	2,735	164,204	—	1,399,189

Total cash obligations	$1,510,000	$9,479	$514,625	$21,433	$2,055,537

*	Refer to Note 5 to our consolidated financial statements for a discussion of our long-term debt, and to Note 10 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2009 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. We have included such amounts in our Purchase Obligations above, as follows: $6.9 million for 2010, $4.9 million for 2011-2012 and $0 for 2013-2014 and thereafter.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new service installation in accordance with ASC No. 922 — Entertainment — Cable Television (formerly SFAS No. 51, “Financial Reporting by Cable Television Companies”). Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. Capitalized costs included all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We use standard costing models, developed from actual historical costs and relevant operational data, to determine our capitalized amounts. These models include labor rates, overhead rates and standard time inputs to perform various installation and construction activities. The development of these standards involves significant judgment by management, especially in the development of standards for our newer, advanced products and services in which historical data is limited. Changes to the estimates or assumptions used in establishing these standards could be material. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2009, we had approximately $641.8 million of unamortized intangible assets, including goodwill of $24 million and franchise rights of $616.8 million on our consolidated balance sheets. These intangible assets represented approximately 41% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these franchise rights through acquisitions of cable systems over the past several years. These acquisitions were accounted for using the purchase method of accounting. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as advanced digital television, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”) we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using a discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. Our DCF analysis uses significant (Level 3) unobservable inputs, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Valuation and Impairment Testing of Indefinite-Lived Intangibles.” This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350 (formerly EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,”) we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one reporting unit for the purpose of applying ASC 350.

In accordance with ASC 350, we are required to determine goodwill impairment using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

The impairment test for our franchise rights and other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2009, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

Because there has not been a change in the fundamentals of our business, we do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting units. We have therefore determined that the short-term volatility in MCC’s stock price does not qualify as a triggering event under ASC 350, and as such, no interim impairment test is required as of December 31, 2009.

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

For illustrative purposes, a hypothetical decline of 20% in the fair values determined for goodwill, cable franchise rights and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codificationtm” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Statement 168 establishes the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for interim or annual periods ending after September 30, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.

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

Other Pronouncements

In September 2006, FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On

January 1, 2009, we completed our adoption of the relevant guidance in ASC 820 which did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10-65-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of ASC 820-10-65-4 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.

The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $19.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$3,053	$—	$3,053
Liabilities
Interest rate exchange agreements	$—	$22,758	$—	$22,758

Interest rate exchange agreements — liabilities, net	$—	$19,705	$—	$19,705

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $32.8 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$32,826	$—	$32,826

Interest rate exchange agreements — liabilities, net	$—	$32,826	$—	$32,826

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

In December 2007, the FASB issued ASC 805 — Business Combinations (“ASC 805”) (formerly SFAS No. 141(R), “Business Combinations”) which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC 805, all transaction costs are expensed as incurred. The guidance in ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.

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

In the normal course of business, we use interest rate exchange agreements with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. We also had $400 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%, all of which commence during the year ending December 31, 2010. The fixed rates of the interest rate swaps are offset against the applicable Eurodollar rate to determine the related interest expense. Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by the other parties; however, we do not anticipate the nonperformance of any of our counterparties. At December 31, 2009, based on the mark-to-market valuation, we would have paid approximately $19.7 million, including accrued interest, if we terminated these interest rate swaps. Our current interest rate swaps are scheduled to expire in the amounts of $200 million, $300 million and $200 million during the years ended December 31, 2010, 2011 and 2012 respectively. See Notes 2 and 5 to our consolidated financial statements.

Our interest rate swaps and financial contracts do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2009 (all dollars in thousands).

		Bank Credit
	Senior Notes	Facilities	Total

Expected Maturity:
January 1, 2010 to December 31, 2010	$—	$59,500	$59,500
January 1, 2011 to December 31, 2011	—	135,750	135,750
January 1, 2012 to December 31, 2012	—	63,500	63,500
January 1, 2013 to December 31, 2013	—	9,500	9,500
January 1, 2014 to December 31, 2014	—	9,500	9,500
Thereafter	350,000	882,250	1,232,250

Total	$350,000	$1,160,000	$1,510,000

Fair Value	$354,813	$1,114,290	$1,469,103

Weighted Average Interest Rate	9.1%	4.7%	5.7%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom LLC and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 17, 2010

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$8,868	$10,060
Accounts receivable, net of allowance for doubtful accounts of $927 and $1,127	37,405	36,033
Prepaid expenses and other current assets	7,272	7,575

Total current assets	53,545	53,668
Preferred equity investment in affiliated company	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,098,785 and $1,102,831	694,216	718,467
Franchise rights	616,807	550,709
Goodwill	24,046	16,642
Subscriber lists, net of accumulated amortization of $117,351 and $132,305	927	761
Other assets, net of accumulated amortization of $2,920 and $14,440	28,679	8,878

Total assets	$1,568,220	$1,499,125

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$213,974	$238,337
Deferred revenue	25,327	24,828
Current portion of long-term debt	59,500	30,500

Total current liabilities	298,801	293,665
Long-term debt, less current portion	1,450,500	1,489,500
Other non-current liabilities	9,906	20,221

Total liabilities	1,759,207	1,803,386
Commitments and contingencies (Note 10)
MEMBERS’ DEFICIT
Capital contributions	455,973	394,517
Accumulated deficit	(646,960)	(698,778)

Total members’ deficit	(190,987)	(304,261)

Total liabilities and members’ deficit	$1,568,220	$1,499,125

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Revenues	$637,375	$615,859	$565,913
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	283,167	267,321	245,968
Selling, general and administrative expenses	109,829	110,605	104,694
Management fee expense	11,808	11,805	10,358
Depreciation and amortization	112,084	109,883	113,597

Operating income	120,487	116,245	91,296
Interest expense, net	(89,829)	(99,639)	(118,386)
Loss on early extinguishment of debt	(5,790)	—	—
Gain (loss) on derivatives, net	13,121	(23,321)	(9,951)
(Loss) gain on sale of cable systems, net	(377)	(170)	8,826
Investment income from affiliate	18,000	18,000	18,000
Other expense, net	(3,794)	(3,726)	(4,411)

Net income (loss)	$51,818	$7,389	$(14,626)

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT

	Capital	Accumulated
	Contributions	Deficit	Total
	(All dollar amounts in thousands)

Balance, December 31, 2006	$440,521	$(691,541)	$(251,020)
Net loss	—	(14,626)	(14,626)
Capital distributions to parent	(2,004)	—	(2,004)

Balance, December 31, 2007	$438,517	$(706,167)	$(267,650)
Net income	—	7,389	7,389
Capital distributions to parent	(104,000)	—	(104,000)
Capital contributions from parent	60,000	—	60,000

Balance, December 31, 2008	$394,517	$(698,778)	$(304,261)
Net income	—	51,818	51,818
Capital distributions to parent	(221,993)	—	(221,993)
Capital contributions from parent	283,449	—	283,449

Balance, December 31, 2009	$455,973	$(646,960)	$(190,987)

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,818	$7,389	$(14,626)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	112,084	109,883	113,597
(Gain) loss on derivatives, net	(13,121)	23,321	9,951
Loss (gain) on sale of cable systems, net	377	170	(8,826)
Loss on early extinguishment of debt	3,707	—	—
Amortization of deferred financing costs	1,961	2,039	2,225
Share-based compensation	556	420	443
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,749)	(1,788)	(1,770)
Prepaid expenses and other assets	2,341	(532)	(8,053)
Accounts payable, accrued expenses and other current liabilities	(23,152)	45,466	9,723
Deferred revenue	499	1,949	2,016
Other non-current liabilities	(912)	(1,934)	(753)

Net cash flows provided by operating activities	$134,409	$186,383	$103,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,213)	(141,695)	(100,876)
Acquisition of cable television system	—	—	(7,274)
Proceeds from sale of cable systems, net	—	—	24,681

Net cash flows used in investing activities	$(98,213)	$(141,695)	$(83,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	1,149,125	300,000	113,034
Repayment of bank debt	(884,125)	(285,500)	(155,890)
Issuance of senior notes	350,000	—	—
Redemption of senior notes	(625,000)	—	—
Capital distributions to parent (Note 6)	(191,702)	(104,000)	(2,004)
Capital contributions from parent (Note 6)	189,918	60,000	—
Financing costs	(23,896)	—	—
Other financing activities — book overdrafts	(1,708)	(14,713)	22,486

Net cash flows used in financing activities	$(37,388)	$(44,213)	$(22,374)

Net (decrease) increase in cash	(1,192)	475	(1,916)
CASH, beginning of period	10,060	9,585	11,501

CASH, end of period	$8,868	$10,060	$9,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$104,278	$99,911	$123,589

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party, net (Notes 6 and 7)	$63,240	$—	$—

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom LLC (and collectively with our subsidiaries, “we” or “us”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“Mediacom” or “MCC”), is involved in the acquisition and operation of cable systems serving smaller cities in the United States.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $12.6 million, $11.7 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

During the year ended December 31, 2008, we revised our estimate of probable losses in the accounts receivable of our video, HSD and phone business to better reflect historical collection experience. The change in estimate resulted in a loss of $0.3 million in our consolidated statement of operations for the year ended December 31, 2008.

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software (formerly AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2009 and 2008, we capitalized approximately $0.1 million and $0.3 million, respectively of software development costs. Capitalized software had a net book value of $3.8 million and $3.9 million as of December 31, 2009 and 2008, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $12.3 million, $11.7 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cable systems and were accounted for using the purchase method of accounting. As of December 31, 2009, we held 962 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital and other advanced video, HSD and phone services, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. Our DCF analysis uses significant (Level 3) unobservable inputs. This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350 (formerly EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,”) we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one reporting unit for the purpose of applying ASC 350.

In accordance with ASC 350, we are required to determine goodwill impairment using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

The impairment test for our franchise rights and other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2009, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

Because there has not been a change in the fundamentals of our business, we do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting unit. We have therefore determined that the short-term volatility in MCC’s stock price does not qualify as a triggering event under ASC 350, and as such, no interim impairment test is required as of December 31, 2009.

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

Other finite-lived intangible assets, which consist primarily of subscriber lists continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $0.4 million, $0.2 million and $0.2 million, respectively. Our estimated aggregate amortization expense for 2010, 2011 and thereafter are $0.4 million, $0.4 million, and $0.1 million, respectively.

The following table details changes in the carrying value of goodwill for the year ended December 31, 2009 (dollars in thousands):

Balance — December 31, 2008	$16,642
Acquisitions	7,404
Dispositions	—

Balance — December 31, 2009	$24,046

During the fourth quarter of 2009, we determined that goodwill and members’ equity were overstated by $13.0 million during each of the interim periods due to an error in the accounting for the Asset Transfer (see Note 7), which occurred in the first quarter of 2009. We concluded that such amounts were not material to our interim financial statements for 2009, based on our consideration of quantitative and qualitative factors. We corrected this error in the fourth quarter of 2009.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

Segment Reporting

ASC 280 — Segment Reporting (“ASC 280”) (formerly SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”), requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters that represent operating segments within our service area. Each operating segment derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. Management evaluated the criteria for aggregation of the operating segments under ASC 280 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Derivative Instruments

We account for derivative instruments in accordance with ASC 815 — Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Accounting for Asset Retirement

We adopted ASC 410 — Asset Retirement Obligations (“ASC 410”) (formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”), on January 1, 2003. ASC 410 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We reviewed our asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as our rights-of-way under franchise agreements. Certain of our franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, we expect to renew our franchise or lease agreements. In the unlikely event that any franchise or lease agreement is not expected to be renewed, we would record an estimated liability. However, in determining the fair value of our asset retirement obligation under our franchise agreements, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $6.0 million asset in property, plant and equipment and a corresponding liability of $6.0 million. As of December 31, 2009 and 2008, the corresponding asset, net of accumulated amortization, was $1.0 million and $1.6 million, respectively.

Accounting for Long-Lived Assets

In accordance with ASC 360 — Property, Plant and Equipment (“ASC 360”) (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

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

Share-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model using ASC 718 — Compensation — Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R) — Share-Based Payment). This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codificationtm” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Statement 168 establishes the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for interim or annual periods ending after September 30, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Pronouncements

In September 2006, FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of the relevant guidance in ASC 820 which did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 — Fair Value Measurements and Disclosures (“ASC 820-10-65-4”) (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10-65-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of ASC 820-10-65-4 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.

The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $19.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$3,053	$—	$3,053
Liabilities
Interest rate exchange agreements	$—	$22,758	$—	$22,758

Interest rate exchange agreements — liabilities, net	$—	$19,705	$—	$19,705

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $32.8 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$32,826	$—	$32,826

Interest rate exchange agreements — liabilities, net	$—	$32,826	$—	$32,826

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

In December 2007, the FASB issued ASC 805 — Business Combinations (“ASC 805”) (formerly SFAS No. 141(R), “Business Combinations”) which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC 805, all transaction costs are expensed as incurred. The guidance in ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.

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

In May 2009, the FASB issued ASC 855 — Subsequent Events (“ASC 855”) (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of ASC 855 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 16 for the disclosures required by ASC 855.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and 2008, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2009	2008

Cable systems, equipment and subscriber devices	$1,717,512	$1,743,864
Vehicles	36,507	36,295
Furniture, fixtures and office equipment	21,692	22,889
Buildings and leasehold improvements	15,755	16,706
Land and land improvements	1,535	1,544

	1,793,001	1,821,298
Accumulated depreciation	(1,098,785)	(1,102,831)

Property, plant and equipment, net	$694,216	$718,467

Change in Estimate — Useful lives

Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems due to the initial deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans, and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment.

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

These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.6 million for the year ended December 31, 2008.

These changes resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $11.2 million for the year ended December 31, 2009.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $111.7 million, $109.6 million, and $113.4 million, respectively. During the years ended December 31, 2009 and 2008, we incurred gross interest costs of $91.4 million and $101.8 million, respectively, of which $1.6 million and $2.1 million was capitalized. See Note 2.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	December 31,	December 31,
	2009	2008

Accounts payable — affiliates	$101,340	$111,070
Liabilities under interest rate exchange agreements	17,854	18,519
Accrued programming costs	16,056	17,175
Accrued interest	13,853	28,377
Accrued taxes and fees	12,910	13,224
Accrued payroll and benefits	10,999	10,706
Accrued service costs	10,303	8,241
Book overdrafts(1)	6,067	7,782
Subscriber advance payments	5,875	5,523
Accounts payable	4,864	416
Accrued property, plant and equipment	4,231	8,037
Accrued telecommunications costs	2,542	2,788
Intercompany accounts payable and other accrued expenses	7,080	6,479

Accounts payable, accrued expenses and other current liabilities	$213,974	$238,337

(1)	Book overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5.	DEBT

As of December 31, 2009 and 2008, debt consisted of (dollars in thousands):

	December 31,	December 31,
	2009	2008

Bank credit facility	$1,160,000	$895,000
7 7/8% senior notes due 2011	—	125,000
9 1/2% senior notes due 2013	—	500,000
9 1/8% senior notes due 2019	350,000	—

	1,510,000	1,520,000
Less: Current portion	59,500	30,500

Total long-term debt	$1,450,500	$1,489,500

Bank Credit Facility

As of December 31, 2009, we maintained a $1.486 billion senior secured credit facility (the “credit facility”), including revolving credit commitments of $400.0 million, of which $314.8 million was unused and available to be borrowed and used for general corporate purposes based on the terms and conditions of the credit facility. As of December 31, 2009, $10.9 million of letters of credit were issued under the credit

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility to various parties as collateral for our performance relating to insurance and franchise requirements, thus restricting the unused portion of our revolving credit commitments by such amount. Our unused revolving commitments expire on September 30, 2011.

The credit agreement to the credit facility (the “credit agreement”) contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. The principal financial covenant of the credit facility requires compliance with a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. Our ratio, which is calculated on a quarterly basis, was 4.4 to 1.0 for the three months ended December 31, 2009. The credit facility is collateralized by the pledge of all of our ownership interests in our operating subsidiaries, and is guaranteed by them on a limited recourse basis to the extent of such ownership interests.

The credit facility originally consisted of a revolving credit facility (the “revolver”) with a $400.0 million revolving credit commitment, a $200.0 million term loan (the “term loan A”) and a $550.0 million term loan (the “term loan B”). In May 2006, we refinanced the term loan B with a new term loan (the “term loan C”) in the amount of $650.0 million.

In August, 2009, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan (the “term loan D”) under the credit facility in the principal amount of $300.0 million. In September 2009, the full amount of the term loan D was borrowed by our operating subsidiaries, giving us net proceeds of $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The net proceeds were used to fund, in part, the redemption of our 7 7/8% senior notes due February 2011 (the “7 7/8%  Notes”) and 9 1/2% senior notes due January 2013 (the “9 1/2% Notes”) described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of the Credit Facility, without any reduction in the revolving credit commitments.

The revolver expires on September 30, 2011, and its commitment amount is not subject to scheduled reductions prior to maturity. The term loan A matures on September 30, 2012 and, since March 31, 2008, has been subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The term loan C matures on January 31, 2015, and is subject to quarterly reductions of 0.25% that began on March 31, 2007 and extend through December 31, 2014, with a final payment at maturity representing 92.00% of the original principal amount. The term loan D matures on March 31, 2017 and, since December 31, 2009, has been subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. As of December 31, 2009, the maximum commitment available under the revolver was $400.0 million, with an outstanding balance of $74.3 million. As of the same date, the term loans A, C and D had outstanding balances of $156.0 million, $630.5 million and $299.3 million, respectively.

The credit agreement provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 1/2% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding revolver and term loan A balances is payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.00% or the base rate plus a floating percentage ranging from 0% to 1.00%. Interest on the term loan C is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%. Interest on the term loan D bears interest at a floating rate or rates equal to the Eurodollar rate or the base rate, plus a margin of 3.50% for Eurodollar loans and 2.50% for base rate loans. Through August 2013, the Eurodollar rate applicable to the term loan D loan are subject to a minimum rate of 2.00%.

For the year ended December 31, 2009, the outstanding debt under the term loan A was reduced by $24.0 million, or 12.00% of the original principal amount, the outstanding debt under the term loan C was reduced by $6.5 million, or 1.00% of the original principal amount and the outstanding debt under the term loan D was reduced by $0.8 million, or 0.25% of the original principal amount.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ending December 31, 2010, the outstanding debt under the term loan A will be reduced by $50.0 million, or 25.00% of the original principal amount, the outstanding debt under the term loan C will be reduced by $6.5 million, or 1.00% of the original principal amount, and the outstanding debt under the term loan D will be reduced by $3.0 million, or 1.0% of the original principal amount.

Senior Notes

As of December 31, 2009, we had in aggregate $350 million of senior notes outstanding. The indenture governing our senior notes also contains various covenants, though they are generally less restrictive than those found in the credit facility. The principal financial covenant of these senior notes has a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. Our ratio of total indebtedness to cash flow, which is calculated on a quarterly basis, was 6.0 to 1.0 for the three months ended December 31, 2009. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.

In February 1999, we jointly issued $125 million aggregate principal amount of 7 7/8% Notes. In January 2001, we jointly issued $500 million aggregate principal amount of 9 1/2% Notes.

In August 2009, we commenced cash tender offers (the “Tender Offers”) for our outstanding 9 1/2% Notes and our 7 7/8% Notes (together, the “Notes”) Pursuant to the Tender Offers, we repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”) discussed below and borrowings under the revolver.

In August 2009, we jointly issued $350 million aggregate principal amount of 9 1/8% Notes. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offers described above. As a percentage of par value, the 9 1/8% Notes are redeemable at 104.563% through August 15, 2014, 103.042% through August 15, 2015, 101.521% through August 15, 2016 and at par value thereafter.

In August 2009, we announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. In September 2009, we redeemed an aggregate of $109.8 million principal amount of 9 1/2% Notes and an aggregate of $53.9 million principal amount of 7 7/8% Notes, representing the balance of the outstanding principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the term loan D.

Loss on Early Extinguishment of Debt

For the year ended December 31, 2009, as a result of the Tender Offers and redemption of the Notes, we recorded in our consolidated statements of operations a loss on extinguishment of debt of $5.8 million. This amount included $3.7 million of unamortized original issue discount and deferred financing costs, $1.4 million of bank and other professional fees and $0.7 million of net proceeds paid above par as a result of the Early Tender Premium. There was no loss on early extinguishment of debt in the years ended December 31, 2008 and 2007.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million was fixed at a weighted average rate of 3.4%. As of the same date, about 70% of our total outstanding indebtedness was at fixed rates or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $200 million, $300 million and $200 million during the years ended December 31, 2010, 2011 and 2012, respectively.

We have also entered into forward-starting interest rate swaps that will fix rates for: a four-year period at a weighted average rate of 3.1% on $200 million of floating rate debt, which will commence in December 2010; and a two-year period at a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence in December 2010.

The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $3.1 million, an accumulated current liability of $17.9 million and an accumulated long-term liability of $4.9 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $18.5 million and an accumulated long-term liability of $14.3 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $13.1 million and net losses on derivatives of $23.3 million and $10.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Covenant Compliance

For all periods through December 31, 2009, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

As of December 31, 2009, the fair values of our Senior Notes and the credit facility are as follows (dollars in thousands):

9 1/8% senior notes due 2019	$354,813

Bank credit facility	$1,114,290

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stated maturities of all debt outstanding as of December 31, 2009 are as follows (dollars in thousands):

2010	$59,500
2011	135,750
2012	63,500
2013	9,500
2014	9,500
Thereafter	1,232,250

Total	$1,510,000

6.	MEMBERS’ EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. For the year ended December 31, 2009, we made capital distributions to parent of $222.0 million, comprising $191.7 million cash, and $30.3 million non-cash. Substantially all of the non-cash distributions represented the book value of the cable systems located in Western North Carolina distributed to parent (see Note 7). For the same period, we received capital contributions from parent of $283.4 million, comprising $189.9 million in cash and $93.5 million, net non-cash. Substantially all of the non-cash contributions from parent represented the excess book value of the assets exchanged in the Asset Transfer Agreement (see Note 7). As presented in our Consolidated Statement of Cash Flows, non-cash transactions - financing were $63.2 million, net, comprising non-cash contributions from parent of $93.5 million, net and non-cash distributions to parent of $30.3 million, net, as described above.

For the years ended December 31, 2008 and 2007, we made capital distributions to parent in cash of approximately $104.0 million and $2.0 million, respectively. For the year ended December 31, 2008, we received capital contributions from parent in cash of approximately $60.0 million, respectively.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Members’ Deficit and the Consolidated Statements of Cash Flows. Non-cash transactions are reported on a net basis in the supplemental disclosures of cash flow information in the Consolidated Statements of Cash Flows.

7.	RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with each operating subsidiary. Under the management agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $11.8 million, $11.8 million, and $10.4 million, respectively.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

We are a preferred equity investor in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC. See Note 11.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shivers. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from MCC’s Board of Directors.

Asset Transfer Agreement with Mediacom and Mediacom Broadband

On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband, pursuant to which certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin, which serve approximately 45,900 basic subscribers would be exchanged for certain of Mediacom Broadband’s cable systems located in Illinois, which serve approximately 42,200 basic subscribers, and a cash payment of $8.2 million (the “Asset Transfer”). We believe the Asset Transfer better aligned our customer base geographically, making the cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009. No gain or loss is being recorded on the Asset Transfer because we and Mediacom Broadband are under common control.

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
We recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions from parent on our consolidated statements of cash flows for the year ended December 31, 2009.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of ASC 805.

8.	EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under the Plan totaled approximately $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9.	SHARE-BASED COMPENSATION

Share-based Compensation

MCC grants stock options to certain employees which convey to recipients the right to purchase shares of MCC’s Class A common stock at a specified strike price, upon vesting of the stock option award, but prior to the expiration date of that award. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual stock option forfeitures and recognized compensation costs for equity awards expected to vest. We regularly adjust our forfeiture rate to reflect compensation costs based actual forfeiture experience.

In April 2003, MCC adopted its 2003 Incentive Plan, or “2003 Plan,” which amended and restated MCC’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan.

ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost, based on the amounts previously disclosed in our pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of ASC 718 apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment,” relating to ASC 718. We have applied the provisions of SAB No. 107 in our adoption.

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Share-based compensation expense by type of award:
Employee stock options	$29	$37	$39
Employee stock purchase plan	94	51	57
Restricted stock units	433	332	347

Total share-based compensation expense	$556	$420	$443

As required by ASC 718 we made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.0 million as of December 31, 2009, which will be recognized over a weighted average period of 0.9 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards.” MCC has elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

As required by ASC 718, we estimated the fair value of stock options and shares purchased under MCC’s employee stock purchase plan, using the Black-Scholes valuation model and the straight-line attribution approach, with the following weighted average assumptions:

	Employee Stock	Employee Stock
	Option Plans	Purchase Plans
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2009

Dividend yield	0%	0%
Expected volatility	59.0%	43.0%
Risk free interest rate	2.7%	4.0%
Expected option life (in years)	5.5	0.5

MCC does not expect to declare dividends in the near future. Expected volatility is based on a combination of implied and historical volatility of MCC’s Class A common stock. For the years ended December 31, 2009, 2008, and 2007, we elected the simplified method in accordance with SAB 107 and SAB 110 to estimate the option life of share-based awards. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns of stock options. We have concluded that sufficient historical exercise data is not available. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods not to exceed 6 years from the date of grant.

The following table summarizes our activity under MCC’s option plans for the year ended December 31, 2009:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual	Value (in
	Shares	Exercise Price	Term (In years)	thousands)

Outstanding at January 1, 2009	891,183	$17.09
Granted	—	—
Exercised	—	—
Forfeited	(69,650)	17.59
Expired	—	—

Outstanding at December 31, 2009	821,533	$17.04	1.1	$31

Vested or expected to vest at December 31, 2009	821,533	17.04	1.1	$31

Exercisable at December 31, 2009	766,783	$17.97	0.6	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, based on MCC’s stock price of $4.47 per share as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

During the year 2009, there were no stock options granted. During the year ended December 31, 2009, approximately 15,375 stock options vested with a weighted average exercise price of $4.29. The proceeds we received, the intrinsic value of options exercised, and the related tax benefits realized and resulting from the exercise of stock options during 2009, 2008 and 2007 were immaterial.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning stock options outstanding as of December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number of	Remaining	Average	Aggregate	Number of	Remaining	Average	Aggregate
Range of	Shares	Contractual	Exercise	Intrinsic Value	Shares	Contractual	Exercise	Intrinsic Value
Exercise Prices	Outstanding	Life	Price	(In thousands)	Outstanding	Life	Price	(In thousands)

$3.00 — $12.00	103,786	6.2	$5.77	$31	49,036	3.3	$7.69	$—
$12.01 — $18.00	180,460	1.2	17.67	—	180,460	1.2	17.67	—
$18.01 — $22.00	537,287	0.1	19.01	—	537,287	0.1	19.01	—

	821,533	1.1	$17.04	$31	766,783	0.6	$17.97	$—

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in MCC’s Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The aggregate intrinsic value of outstanding RSUs was $0.9 million based on the closing stock price of $4.47 per share of MCC’s Class A common stock at December 31, 2009.

The following table summarizes the activity of our restricted stock unit awards for the year ended December 31, 2009:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at December 31, 2008	215,475	$5.53
Granted	76,100	4.92
Awards Vested	(54,625)	6.15
Forfeited	(19,525)	5.71

Unvested Awards at December 31, 2009	217,425	$5.15

Employee Stock Purchase Plan

MCC maintains an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a minimum 15% discount on the date of the allocation. Shares purchased by employees amounted to 64,647 for the year ended December 31, 2009. The net proceeds to us were approximately $0.2 million for the year ended December 31, 2009.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Lease and Rental Agreements

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of approximately $3.1 million, $3.2 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2010	$2,230
2011	1,673
2012	1,312
2013	943
2014	586
Thereafter	2,735

Total	$9,479

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $6.0 million, $6.2 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Letters of Credit

As of December 31, 2009, approximately $10.9 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was immaterial.

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

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, we became aware on March 5, 2010 of the filing of a purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which Mediacom is named as the defendant. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from Mediacom and rented a cable box distributed by Mediacom. The plaintiff alleges that Mediacom improperly “tied” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. Mediacom believes they have substantial defenses to the claims asserted in the complaint, which has not yet been served on them, and they intend to defend the action vigorously.

We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

11.	PREFERRED EQUITY INVESTMENT

In July 2001, we made a $150.0 million preferred equity investment in Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC, that was funded with borrowings under the credit facility. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For each of the years ended December 31, 2009, 2008 and 2007, we received in aggregate $18.0 million in cash dividends on the preferred equity.

12.	SALE OF CABLE SYSTEMS, NET

We recorded a net gain on the sale of cable systems amounting to $8.8 million for the year ended December 31, 2007 due to the sale of certain cable systems in Iowa and South Dakota.

13.	SUBSEQUENT EVENTS

We have evaluated the impact of subsequent events on our consolidated financial statements and related footnotes through the date of issuance, March 16, 2010.

Schedule II

MEDIACOM LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period

December 31, 2007
Allowance for doubtful accounts:
Current receivables	$793	$2,054	$—	$1,947	$—	$900
December 31, 2008
Allowance for doubtful accounts:
Current receivables	$900	$1,069	$—	$842	$—	$1,127
December 31, 2009
Allowance for doubtful accounts:
Current receivables	$1,127	$1,745	$—	$1,945	$—	$927

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom LLC’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2009, Mediacom LLC’s internal control over financial reporting was effective.

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

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Capital’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2009, Mediacom Capital’s internal control over financial reporting was effective.

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

MCC is our sole member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom LLC and the directors and executive officers of MCC and Mediacom Capital are:

Name	Age	Position

Rocco B. Commisso	60	Chairman and Chief Executive Officer of MCC; Chief Executive Officer of Mediacom LLC; and Chief Executive Officer and Director of Mediacom Capital Corporation
Mark E. Stephan	53	Executive Vice President, Chief Financial Officer and Director of MCC; Executive Vice President and Chief Financial Officer of Mediacom LLC; and Executive Vice President and Chief Financial Officer of Mediacom Capital Corporation
John G. Pascarelli	48	Executive Vice President, Operations of MCC
Italia Commisso Weinand	56	Senior Vice President, Programming and Human Resources of MCC
Joseph E. Young	61	Senior Vice President, General Counsel and Secretary of MCC
Charles J. Bartolotta	55	Senior Vice President, Customer Operations of MCC
Calvin G. Craib	55	Senior Vice President, Corporate Finance of MCC
Brian M. Walsh	44	Senior Vice President and Corporate Controller of MCC
Thomas V. Reifenheiser	74	Director of MCC
Natale S. Ricciardi	61	Director of MCC
Robert L. Winikoff	63	Director of MCC
Scott W. Seaton	50	Director of MCC

Rocco B. Commisso has 31 years of experience with the cable industry and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision

Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 23 years of experience with the cable industry and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 29 years of experience in the cable industry and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing and Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

Italia Commisso Weinand has 33 years of experience in the cable industry. Before joining MCC in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 25 years of experience with the cable industry. Before joining MCC in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Charles J. Bartolotta has 27 years of experience in the cable industry. Before joining MCC in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

Calvin G. Craib has 28 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Business Development since August 2001. He also assumed responsibility of Corporate Finance in June 2008. Prior to that time, Mr. Craib was MCC’s Vice President, Business Development since April 1999. Before joining MCC in April 1999, he served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 22 years of experience in the cable industry and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, our manager’s Vice President and Corporate Controller from February 1998 and our manager’s

Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

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

Scott W. Seaton has been a Partner of Londonderry Capital LLC, a financial advisory firm focused on media and telecommunications companies, since April 2009. From 2002 to April 2009, he was a Managing Director in the Technology, Media and Telecommunications investment banking group of Bank of America. Prior to that time, Mr. Seaton was a Managing Director in the investment banking department of Credit Suisse First Boston from 1996.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of our gross operating revenues. For the year ended December 31, 2009, MCC received $11.8 million of such management fees, approximately 1.9% of gross operating revenues.

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

On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband, pursuant to which we will exchange certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin, which serve approximately 45,900 basic subscribers for certain of Mediacom Broadband’s cable systems located in Illinois, which serve approximately 42,200 basic subscribers, and a cash payment of $8.2 million (the “Asset Transfer”). We believe the Asset Transfer better aligned our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009.

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

Other Relationships

In July 2001, we made a $150.0 million preferred equity investment in Mediacom Broadband that was funded with borrowings under the credit facility. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the year ended December 31, 2009, we received in aggregate $18.0 million in cash dividends on the preferred equity.

From 2002 to 2009, Scott W. Seaton was a Managing Director in the Technology, Media and Telecommunications investment banking group of Bank of America. Prior to that time Mr. Seaton was a Managing Director in the investment banking department of Credit Suisse First Boston since 1996. Bank of America and Credit Suisse First Boston or their affiliates have in the past engaged in transactions with and performed services for our company and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2009	2008

Audit fees	$544	$520
Audit-related fees	19	17
Tax fees	—	5
All other fees	—	—

Total	$563	$542

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

2.1		Asset Transfer Agreement, dated February 11, 2009, by and among Mediacom Communications Corporation, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband(1)
3	.1(a)	Articles of Organization of Mediacom LLC filed July 17, 1995(2)
3	.1(b)	Certificate of Amendment of the Articles of Organization of Mediacom LLC filed December 8, 1995(2)
3.2		Fifth Amended and Restated Operating Agreement of Mediacom LLC(3)
3.3		Certificate of Incorporation of Mediacom Capital Corporation filed March 9, 1998(2)
3.4		By-Laws of Mediacom Capital Corporation(2)
4.1		Indenture relating to 9?% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation(4)
10	.1(a)	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(5)
10	.1(b)	Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)
10	.1(c)	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank as administrative agent for the lenders(7)
10	.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10.2		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(6)
10.3		Incremental Facility Agreement, dated as of August 25,2009, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(4)
12.1		Schedule of Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Ethics(8)

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of Mediacom LLC
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Rule 15(d) -14(a) Certifications of Mediacom LLC
31.2	Rule 15(d) -14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of MCC and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of MCC, Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of MCC and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of MCC and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2007 of MCC and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom LLC and incorporated herein by reference.

(c)	Financial Statement Schedule

The financial statement schedule — Schedule II — Valuation and Qualifying Accounts — is part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom LLC

March 17, 2010

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chief Executive Officer (principal executive officer)	March 17, 2010

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 17, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Capital Corporation

March 17, 2010

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chief Executive Officer and Director (principal executive officer)	March 17, 2010

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 17, 2010

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