Form 10-Q
period 2010-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2010-05-10
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
Commission File Numbers: 333-57285-01
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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom LLC as “Mediacom LLC,” and Mediacom LLC and its consolidated subsidiaries as “we,” “us” and “our.”

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
•
instability in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports or documents that we file from time to time with the SEC.

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
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$11,071	$8,868
Accounts receivable, net of allowance for doubtful accounts of $590 and $927	31,797	37,405
Prepaid expenses and other current assets	8,857	7,272

Total current assets	51,725	53,545

Preferred equity investment in affiliated company	150,000	150,000

Property, plant and equipment, net of accumulated depreciation of $1,124,179 and $1,098,785	692,388	694,216
Franchise rights	616,807	616,807
Goodwill	24,046	24,046
Subscriber lists, net of accumulated amortization of $117,458 and $117,351	820	927
Other assets, net of accumulated amortization of $3,692 and $2,920	24,767	28,679

Total assets	$1,560,553	$1,568,220

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$185,898	$213,974
Deferred revenue	25,601	25,327
Current portion of long-term debt	60,000	59,500

Total current liabilities	271,499	298,801

Long-term debt, less current portion	1,455,000	1,450,500
Other non-current liabilities	12,243	9,906

Total liabilities	1,738,742	1,759,207

Commitments and contingencies (Note 9)

MEMBERS’ DEFICIT
Capital contributions	460,973	455,973
Accumulated deficit	(639,162)	(646,960)

Total members’ deficit	(178,189)	(190,987)

Total liabilities and members’ deficit	$1,560,553	$1,568,220

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$159,900	$161,816

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	71,260	72,180
Selling, general and administrative expenses	26,414	27,233
Management fee expense	2,968	2,984
Depreciation and amortization	26,901	28,593

Operating income	32,357	30,826

Interest expense, net	(21,846)	(22,046)
Loss on derivatives, net	(6,462)	(519)
Loss on sale of cable systems, net	—	(311)
Investment income from affiliate	4,500	4,500
Other expense, net	(751)	(861)

Net income	$7,798	$11,589

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$7,798	$11,589
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	26,901	28,593
Loss on derivatives, net	6,462	519
Loss on sale of cable systems, net	—	310
Amortization of deferred financing costs	772	409
Share-based compensation	142	138
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	5,608	2,134
Prepaid expenses and other assets	(1,803)	900
Accounts payable, accrued expenses and other current liabilities	(29,528)	(8,665)
Deferred revenue	274	(620)
Other non-current liabilities	(63)	(63)

Net cash flows provided by operating activities	$16,563	$35,244

INVESTING ACTIVITIES:
Capital expenditures	(24,777)	(23,925)

Net cash flows used in investing activities	$(24,777)	$(23,925)

FINANCING ACTIVITIES:
New borrowings	62,875	131,625
Repayment of debt	(57,875)	(108,625)
Capital contributions from parent	25,000	80,498
Capital distributions to parent	(20,000)	(110,000)
Other financing activities — book overdrafts	417	(948)

Net cash flows provided by (used in) financing activities	$10,417	$(7,450)

Net increase in cash	2,203	3,869
CASH, beginning of period	8,868	10,060

CASH, end of period	$11,071	$13,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$28,977	$38,190

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom LLC (“Mediacom LLC” and collectively with its subsidiaries, “we,” “our” or “us”), a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.2 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

3. FAIR VALUE
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of March 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $26.2 million using Level 2 inputs, as follows:

	Fair Value as of March 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$28	$—	$28

Liabilities
Interest rate exchange agreements	$—	$26,195	$—	$26,195

Interest rate exchange agreements — liabilities, net	$—	$26,167	$—	$26,167

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $19.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$3,053	$—	$3,053

Liabilities
Interest rate exchange agreements	$—	$22,758	$—	$22,758

Interest rate exchange agreements — liabilities, net	$—	$19,705	$—	$19,705

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$1,740,892	$1,717,512
Vehicles	36,439	36,507
Furniture, fixtures and office equipment	21,869	21,692
Buildings and leasehold improvements	15,832	15,755
Land and land improvements	1,535	1,535

	1,816,567	1,793,001
Accumulated depreciation	(1,124,179)	(1,098,785)

Property, plant and equipment, net	$692,388	$694,216

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Accounts payable — affiliates	$79,245	$101,340
Liabilities under interest rate exchange agreements	18,890	17,854
Accrued programming costs	18,057	16,056
Accrued payroll and benefits	11,787	10,999
Accrued taxes and fees	11,166	12,910
Accrued service costs	8,438	10,303
Accrued property, plant and equipment	8,396	4,231
Accrued interest	6,715	13,853
Book overdrafts (1)	6,484	6,067
Subscriber advance payments	5,955	5,875
Accounts payable	1,952	4,864
Accrued telecommunications costs	1,950	2,542
Intercompany accounts payable and other accrued expenses	6,863	7,080

Accounts payable, accrued expenses and other current liabilities	$185,898	$213,974

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Bank credit facilities	$1,165,000	$1,160,000
9 1/8% senior notes due 2017	350,000	350,000

	$1,515,000	$1,510,000
Less: Current portion	60,000	59,500

Total long-term debt	$1,455,000	$1,450,500

Bank Credit Facility
As of March 31, 2010, our operating subsidiaries maintained a $1.471 billion credit facility (the “credit facility”), of which $1.165 billion was outstanding. The average interest rate on such outstanding debt, including the effect of the interest rate exchange agreements discussed below was 4.7%, as compared to 3.8% as of the same date last year.
As of March 31, 2010, we had revolving credit commitments of $400.0 million, of which $295.6 million was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of March 31, 2010, $10.3 million of letters of credit were issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which reduced the availability of the unused portion of the revolving credit commitments of the credit facility by such amount. Our revolving credit commitments expire on September 30, 2011, and are not subject to scheduled reductions prior to maturity.
The credit agreement for the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facility required compliance with a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. Our ratio was 4.4 to 1.0 for the three months ended March 31, 2010. The credit facility is collateralized by all of our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.
See Note 12 for a discussion of the financing transactions completed on April 23, 2010.
Senior Notes
As of March 31, 2010, we had an aggregate of $350 million of senior notes outstanding. The indenture governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. Our ratio of total indebtedness to cash flow was 5.9 to 1.0 for the three months ended March 31, 2010. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2010 and 2009.
As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million was fixed at a weighted average rate of 3.4%. As of the same date, about 69% of our total outstanding indebtedness was at fixed rates or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $200 million, $300 million and $200 million during the years ended December 31, 2010, 2011 and 2012, respectively.

We have also entered into forward-starting interest rate swaps that will fix rates for a four-year period at a weighted average rate of 3.1% on $200 million of floating rate debt, which will commence in December 2010, and a two-year period at a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence in December 2010.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a current asset of less than $0.1 million, an accumulated current liability of $18.9 million and an accumulated long-term liability of $7.3 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $3.1 million, an accumulated current liability of $17.9 million and an accumulated long-term liability of $4.9 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $6.5 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
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
Fair Value
As of March 31, 2010, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

9 1/8 % senior notes due 2019	$361,594

Bank credit facilities	$1,147,491

7. MEMBERS’ DEFICIT
Share-based Compensation
Total share-based compensation expense, for the three months ended March 31, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$7	$8
Employee stock purchase plan	17	27
Restricted stock units	118	103

Total share-based compensation expense	$142	$138

During the three months ended March 31, 2010, there were no restricted stock units or stock options that had been granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended March 31, 2010, no restricted stock units were vested and no stock options were exercised.

Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 23,000 and 31,000 for the three months ended March 31, 2010 and 2009, respectively. Shares purchased by our employees under MCC’s plan amounted to approximately $0.1 million for each of the three months ended March 31, 2010 and 2009.
8. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended March 31, 2010 and 2009, we received in aggregate $4.5 million in cash dividends on the preferred equity.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that we, in areas where there was no cable franchise, failed to obtain permission from landowners to place our fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. Before trial, the plaintiffs proposed an alternative damage theory of $42.0 million in compensatory damages. Notwithstanding the verdict in the trial described below, we remain unable to reasonably determine the amount of our final liability in this lawsuit. Prior to trial our experts estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate did not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages.
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
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “tied” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. MCC believes they have substantial defenses to the claims asserted in the complaint, and they intend to defend the action vigorously. If MCC were not successful in this litigation, Mediacom LLC may have to distribute cash to MCC in order for MCC to pay any damages in regard to this litigation.

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
We recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital contributions from parent on our consolidated statements of cash flows for the three months ended March 31, 2009.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of ASC 805.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom LLC. We conducted our annual impairment test as of October 1, 2009.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.
12. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financial statements and related footnotes through the date of issuance, May 10, 2010.
On April 23, 2010, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan under the credit facility in the principal amount of $250.0 million (“Term Loan E”). On April 23, 2010, the full amount of Term Loan E was borrowed by our operating subsidiaries. The proceeds from Term Loan E were largely used to repay the outstanding balance of Term Loan A and the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments, as well as related fees and expenses. Following the borrowing of Term Loan E, there were three term loans outstanding under the credit facility (Term Loan C, Term Loan D and Term Loan E).
Borrowings under Term Loan E bear interest at a floating rate or rates equal to, at the option of our operating subsidiaries, the Eurodollar Rate or the Base Rate (each as defined in the related credit agreement, as amended), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans; provided that if the margin for any new incremental facility term loans borrowed within 18 months of April 23, 2010 exceeds the margin for borrowings under Term Loan E by more than 0.25%, the margin for borrowings under Term Loan E shall be increased to the extent necessary so that the margin for such new incremental facility term loans is equal to the margin for borrowings under Term Loan E plus 0.25%. For the first four years of Term Loan E, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan E matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount. The obligations of our operating subsidiaries under Term Loan E are governed by the terms of the related credit agreement, as amended.

On April 23, 2010, the credit facility was amended to:
•
extend the termination date with respect to $225.2 million of the revolving credit portion of the credit facility from September 30, 2011 to December 31, 2014 (or June 30, 2014 if Term Loan C under the credit facility has not been repaid or refinanced prior to June 30, 2014);

•	maintain the termination date of September 30, 2011 with respect to $79.0 million of the revolving credit commitments;
•	reduce the aggregate of the revolving credit commitments from $400.0 million to $304.2 million as of April 23, 2010; and

•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 100% of any future reductions in the revolving credit commitments.
In addition, the financial covenants were amended as follows:
•
the maximum ratio of senior indebtedness (as defined) to annualized system cash flow (as defined), or the “Total Leverage Ratio,” which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending December 31, 2011;

•	the maximum Total Leverage Ratio will be reduced to 5.0 to 1.0 commencing with the quarter ending December 31, 2012 and thereafter, so long as any revolving credit commitments remain outstanding;
•
the minimum ratio of operating cash flow (as defined) to interest expense (as defined), or the “Interest Coverage Ratio,” will be 2.0 to 1.0 as of the last day of any fiscal quarter ending after April 23, 2010, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum Total Leverage Ratio will be increased to 6.0 to 1.0 and the Interest Coverage Ratio covenant will no longer be applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). MCC is the nation’s seventh largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas.
As of March 31, 2010, we offered our bundle of video, HSD and phone services to approximately 92% of our estimated 1.29 million homes passed in twenty states. As of the same date, we served approximately 546,000 basic subscribers, 309,000 digital video customers, 362,000 HSD customers and 141,000 phone customers, aggregating 1.36 million revenue generating units (“RGUs”).
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and we have recently faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well as with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The recent economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of continuing weak economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which have led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
Recent Developments
On April 23, 2010, we completed financing transactions (the “new financings”) that provided for a new term loan in the principal amount of $250 million, and amendments to our existing bank credit facility (the “credit facility”) which, among other things, extended the termination date on a portion of, and reduced the total revolving credit commitments of, our revolving credit facility. The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings” below and Note 12 in our Notes to Consolidated Financial Statements.

Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues represent the sale of advertising placed on our video services.
If we continue to lose video customers as a result of greater competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may continue to stabilize in 2010, given the potential for an economic recovery and upcoming elections.
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
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline as increases in programming costs outpace growth, or further decreases, in video revenues.
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

Use of Non-GAAP Financial Measures
“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA has inherent limitations as discussed below.
Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA also has the limitation of not reflecting the effect of our non-cash, share-based compensation charges. We believe that excluding share-based compensation allows investors to better understand our performance without the effects of these obligations that are not expected to be settled in cash. Adjusted OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies, as well as different share-based compensation programs.
Adjusted OIBDA should not be regarded as an alternative to operating income or net income (loss) as indicators of operating performance, or to the statement of cash flows as measures of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
On February 11, 2009 (the “Transfer Date”), certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband LLC (“Mediacom Broadband”). As part of the Transfer Agreement, we contributed to MCC cable systems located in Western North Carolina (the “WNC Systems”), and exchanged certain of our cable systems for certain of Mediacom Broadband’s cable systems (the “Asset Transfer”). During the three months ended March 31, 2009, the WNC Systems recorded $2.7 million of total revenues, $1.4 million of service costs, $0.5 million of selling, general and administrative expenses and $2.2 million of operating income; the results of operations of the exchanged cable systems between us and Mediacom Broadband were substantially similar. All 2010 comparisons to prior year results are on an actual basis, and instances where the inclusion of the WNC Systems in the results of operations in the prior year may affect comparisons to 2010 results, the effect of such 2009 results are referred to as the “impact of the WNC Systems Transfer.” The net effects of the Transfer Agreement were the reduction of 28,700 basic subscribers, 9,000 digital customers, 12,000 HSD customers and 2,400 phone customers. Such effects on discussions of subscriber and customer gains and losses are referred to as the “effect of the Transfer Agreement.”
In accordance with ASC 805, the cable systems we received from Mediacom Broadband under the Transfer Agreement were recorded as a business under common control, and therefore we recorded the results of operations of such systems as if the transfer date was January 1, 2009. However, for the cable systems we transferred to Mediacom Broadband, we recorded the results of operations, comprising $5.3 million of revenues and $1.7 million of net income, for the period of January 1, 2009 through the transfer date. Where the inclusion of such results of operations of these transferred cable systems in the prior year’s data may affect comparisons to 2010 results, the effect of such 2009 results are referred to as “related to the Asset Transfer.”
For more information, see Note 10 in our Notes to Consolidated Financial Statements.

The tables below set forth the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Revenues	$159,900	$161,816	$(1,916)	(1.2%)

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	71,260	72,180	(920)	(1.3%)
Selling, general and administrative expenses	26,414	27,233	(819)	(3.0%)
Management fee expense	2,968	2,984	(16)	(0.5%)
Depreciation and amortization	26,901	28,593	(1,692)	(5.9%)

Operating income	32,357	30,826	1,531	5.0%

Interest expense, net	(21,846)	(22,046)	200	(0.9%)
Loss on derivatives, net	(6,462)	(519)	(5,943)	NM
Loss on sale of cable systems, net	—	(311)	311	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(751)	(861)	110	(12.8%)

Net income	$7,798	$11,589	$(3,791)	(32.7%)

Adjusted OIBDA	$59,400	$59,557	$(157)	(0.3%)

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$59,400	$59,557	$(157)	(0.3%)
Non-cash, share-based compensation	(142)	(138)	(4)	2.9%
Depreciation and amortization	(26,901)	(28,593)	1,692	(5.9%)

Operating income	$32,357	$30,826	$1,531	5.0%

Revenues
The tables below set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Video	$98,912	$105,281	(6,369)	(6.0%)
HSD	42,882	40,403	2,479	6.1%
Phone	14,303	12,324	1,979	16.1%
Advertising	3,803	3,808	(5)	(0.1%)

Total Revenues	$159,900	$161,816	(1,916)	(1.2%)

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	546,000	573,000	(27,000)	(4.7%)
Digital customers	309,000	288,000	21,000	7.3%
HSD customers	362,000	335,000	27,000	8.1%
Phone customers	141,000	119,000	22,000	18.5%

RGUs(1)	1,358,000	1,315,000	43,000	3.3%

Average total monthly revenue per basic subscriber (2)	$97.44	$91.89	$5.55	6.0%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues declined $1.9 million, or 1.2%, largely as a result of an unfavorable comparison to the prior year period, in which we recognized $5.3 million of revenues related to the Asset Transfer, the impact of the WNC Systems Transfer and lower video revenues, offset in part by continued growth in HSD and to a lesser extent, digital and phone services. Average total monthly revenue per basic subscriber grew 6.0% to $97.44.
Video revenues declined $6.4 million, or 6.0%, principally due to an unfavorable comparison to the prior year period, in which we recognized $3.7 million of video revenues related to the Asset Transfer and a lower number of basic subscribers, including the impact of the WNC Systems Transfer, offset in part by continued growth in digital customers and customers taking our DVR and HDTV services and, to a lesser extent, video rate increases. During the three months ended March 31, 2010, we lost 2,000 basic subscribers and gained 9,000 digital customers; this compares to gains of 700 basic subscribers and 9,000 digital customers in the prior year period, excluding the effect of the Transfer Agreement. As of March 31, 2010, we served 546,000 basic subscribers, representing a penetration of 42.4% of our estimated homes passed and 309,000 digital customers, representing a penetration of 56.6% of our basic subscribers. As of March 31, 2010, 39.2% of our digital customers were taking our DVR and/or HDTV services, as compared to 33.4% as of the same date last year.
HSD revenues were $2.5 million, or 6.1% higher, primarily due to an 8.1% increase in HSD customers, offset in part by an unfavorable comparison to the prior year period, in which we recognized $1.2 million of HSD revenues related to the Asset Transfer. During the three months ended March 31, 2010, we gained 12,000 HSD customers, as compared to a gain of 10,000 in the prior year period, excluding the impact of the Transfer Agreement. As of March 31, 2010, we served 362,000 HSD customers, representing a penetration of 28.1% of our estimated homes passed.
Phone revenues grew $2.0 million, or 16.1%, principally due to an 18.5% increase in phone customers, offset in part by an unfavorable comparison to the prior year period, in which we recognized $0.4 million of phone revenues related to the Asset Transfer. During the three months ended March 31, 2010, we gained 6,000 phone customers, as compared to a gain of 7,400 in the prior year period, excluding the impact of the Transfer Agreement. As of March 31, 2010, we served 141,000 phone customers, representing a penetration of 11.9% of our estimated marketable phone homes.

Advertising revenues were flat as increased national and local advertising sales, particularly in the automotive segment, were offset by an unfavorable comparison to the prior year period, offset by the impact of the WNC Systems Transfer.
Costs and Expenses
Service costs fell $0.9 million, or 1.3%, primarily due to an unfavorable comparison to the prior year period, in which we recognized $2.6 million of service costs related to the Asset Transfer, as well as lower HSD delivery expenses, offset in part by higher programming expenses and, to a lesser extent, phone service and field operating costs. The following analysis of service cost components excluded the effects of the Asset Transfer. HSD delivery expenses were 24.0% lower, principally due to the transition to an internally managed e-mail system. Programming expenses increased 4.0%, mostly due to higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by a lower number of video customers, including the impact of the WNC Systems Transfer. Phone service costs were 11.5% higher, mainly due to unit growth. Field operating costs grew 5.2%, largely as a result of higher vehicle fuel costs and other operating expenses. Service costs as a percentage of revenues were 44.6% for each of the three months ended March 31, 2010 and 2009.
Selling, general and administrative expenses decreased $0.8 million, or 3.0%, largely as a result of an unfavorable comparison to the prior year period, in which we recognized $0.7 million of selling, general and administrative expenses related to the Asset Transfer, as well as lower employee costs, offset in part by higher bad debt expense. The following analysis of selling, general and administrative expenses excluded the effects of the Asset Transfer. Employee costs fell 16.0%, principally due to a favorable insurance loss experience. Bad debt expense rose 11.0% as a result of an adjustment made to our accrual allowance for uncollectable accounts. Selling, general and administrative expenses as a percentage of revenues were 16.5% and 16.8% for the three months ended March 31, 2010 and 2009, respectively.
Management fee expense was virtually unchanged from the prior year, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% and 1.8% for the three months ended March 31, 2010 and 2009, respectively.
Depreciation and amortization fell $1.7 million, or 5.9%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA fell $0.2 million, or 0.3%, mainly due to lower video revenues and an unfavorable comparison to the prior year period, in which we recognized $2.0 million of Adjusted OIBDA related to the Asset Transfer, offset in part by growth in HSD and, to a lesser extent, phone revenues.
Operating Income
Operating income grew $1.5 million, or 5.0%, primarily due to the decrease in depreciation and amortization.
Interest Expense, Net
Interest expense, net, fell $0.2 million, or 0.9%, primarily due to greater amortization of deferred financing costs, mostly offset by a lower average cost of debt.
Loss on Derivatives, Net
As of March 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a current asset of $0.1 million, an accumulated current liability of $18.9 million and an accumulated long-term liability of $7.3 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $3.1 million, an accumulated current liability of $17.9 million and an accumulated long-term liability of $4.9 million. As a result of the mark-to-market valuations on these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $6.5 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

Loss on Sale of Cable Systems, Net
For the three months ended March 31, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.3 million related to minor transactions.
Other Expense, Net
Other expense, net, was $0.8 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, other expense, net, consisted of $0.5 million of revolving credit facility commitment fees and $0.3 million of other fees. During the three months ended March 31, 2009, other expense, net, included $0.4 million of revolving credit facility commitment fees, $0.2 million of deferred financing costs, and $0.3 million of other fees.
Net Income
Net Income was $7.8 million for the three months ended March 31, 2010, compared to net income of $11.6 million for the prior year period, principally due to a net change in loss on derivatives, net, of $6.0 million, offset in part by the increase in operating income.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including, as of March 31, 2010, scheduled term loan maturities, during the remainder of 2010 and the years ending December 31, 2011 and 2012, of $44.6 million, $61.5 million and $63.5 million, respectively. As of March 31, 2010, our sources of liquidity included $11.1 million of cash and cash equivalents on hand and $295.6 million of unused and available lines under our $400.0 million revolving credit facility. On April 23, 2010, we completed new financings that provided for a term loan in the aggregate principal amount of $250 milllion and amendments to our existing credit facility which, among other things, extended the termination date on a portion of, and reduced the total revolving credit commitments of, our revolving credit facility. See “Capital Structure — New Financings” below and Note 12 in our Notes to Consolidated Financial Statements for additional information.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $16.6 million for the three months ended March 31, 2010, largely as a result of Adjusted OIBDA of $59.4 million, offset in part by the net change in our operating assets and liabilities of $25.5 million and interest expense of $21.8 million. The net change in our operating assets and liabilities was largely as a result of a decrease in accounts payable, accrued expenses and other liabilities of $29.5 million, offset in part by a decrease in accounts receivable, net, of $5.6 million.
Net cash flows provided by operating activities were $35.2 million for the three months ended March 31, 2009, primarily due to Adjusted OIBDA of $59.6 million, offset in part by interest expense of $22.0 million and, to a lesser extent, the $6.3 million change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $8.7 million, offset in part by a decrease in accounts receivable, net, of $2.1 million and a decrease in prepaid expenses and other assets of $0.9 million.

Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $24.8 million for the three months ended March 31, 2010, as compared to $23.9 million for the prior year period. The $0.9 million increase in capital expenditures largely reflected greater investments in the internal phone platform and, to a much lesser extent, high-speed data delivery system. This was offset in part by reduced outlays for customer premise equipment and network improvements and extensions.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash flows provided by financing activities were $10.4 million for the three months ended March 31, 2010, primarily due to capital contributions from parent of $25.0 million and, to a lesser extent, net new borrowings of $5.0 million, offset in part by capital distributions to parent of $20.0 million.
Net cash flows used in financing activities were $7.5 million for the three months ended March 31, 2009, primarily due to our capital contribution to MCC of $110.0 million, substantially offset by a capital contribution from MCC of $80.5 million, and net bank borrowings of $23.0 million under our revolving credit facility.
Capital Structure
As of March 31, 2010, our outstanding total indebtedness was $1.515 billion, of which approximately 69% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2010, we paid cash interest of $29.0 million, net of capitalized interest.
Bank Credit Facility
As of March 31, 2010, we had a $1.471 billion bank credit facility (the “credit facility”), of which $1.165 billion was outstanding. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facility required compliance with a ratio of total senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.
As of March 31, 2010, we had revolving credit commitments of $400.0 million, of which $295.6 was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of the same date, our revolving credit commitments were scheduled to expire on September 30, 2011, and were not subject to scheduled reductions prior to maturity. As of March 31, 2010, $10.3 million of letters of credit were issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of the revolving credit commitments of the credit facility by such amount.
New Financings
On April 23, 2010, we completed new financings that provided for a new term loan under our existing credit facility in the aggregate principal amount of $250 million. The new term loan matures in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of the new term loan were largely used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. On the same date, we also reduced the total revolving credit commitments under our revolving credit facility from $400.0 million to $304.2 million, while extending their expiration, in the amount of $225.2 million, to December 31, 2014. As a result of these transactions, we believe our overall liquidity position has strengthened.
As of March 31, 2010, after giving effect to the new financings: (i) our outstanding total indebtedness would have been $1.527 billion; (ii) our credit facility would have been $1.482 billion, of which $1.177 billion would have been outstanding; (iii) our cash would have been $17.8 million; (iv) our scheduled debt maturities during the remainder of 2010 and the years ended December 31, 2011 and 2012 would have been $8.4 million, $12.0 million and $12.0 million, respectively; (v) our aggregate $304.2 million of revolving credit commitments would have had no outstanding balance, with unused lines of $293.9 million, net of $10.3 million of letters of credit, all available to be borrowed and used for general corporate purposes; and (vi) our revolving credit commitments would be scheduled to expire in the amounts of $79.0 million and $225.2 million on September 30, 2011 and December 31, 2014, respectively. Pursuant to the new financings, certain terms and conditions of the credit facility were amended, including the principal financial covenants of the extended revolving credit facility. See Note 12 in our Notes to Consolidated Financial Statements for further information.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. We also had $400 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%, all of which commence during the year ended December 31, 2010. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of March 31, 2010 and 2009 was 4.7% and 3.8%, respectively.
Senior Notes
As of March 31, 2010, we had $350.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
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
Contractual Obligations and Commercial Commitments
Other than the items noted above in “Capital Structure — New Financings”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financings, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2009 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense(1)	Total
2010	$10,750	$87,468	$98,218
2011-2012	24,000	172,428	196,428
2013-2014	24,000	136,984	160,984
Thereafter	1,471,000	185,263	1,656,263

Total cash obligations	$1,529,750	$582,143	$2,111,893

*
Refer to Note 12 of our consolidated financial statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as if the new financings had occurred as of December 31, 2009.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortization, as of December 31, 2009, as if the new financings had occurred on the same date, and the average interest rates applicable under such debt obligations.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2009.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom LLC. We conducted our annual impairment test as of October 1, 2009.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.
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
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of March 31, 2010.
There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of March 31, 2010.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

MEDIACOM LLC
May 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
May 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation