Form 10-Q
period 2010-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2010-08-11
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
Commission File Numbers: 333-57285-01
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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom LLC as “Mediacom LLC,” and Mediacom LLC and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual property;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;
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
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$9,216	$8,868
Accounts receivable, net of allowance for doubtful accounts of $1,105 and $927	35,588	37,405
Prepaid expenses and other current assets	10,466	7,272

Total current assets	55,270	53,545

Preferred equity investment in affiliated company	150,000	150,000

Property, plant and equipment, net of accumulated depreciation of $1,153,305 and $1,098,785	694,079	694,216
Franchise rights	616,807	616,807
Goodwill	24,046	24,046
Subscriber lists, net of accumulated amortization of $117,564 and $117,351	713	927
Other assets, net of accumulated amortization of $2,407 and $2,920	29,184	28,679

Total assets	$1,570,099	$1,568,220

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$170,635	$213,974
Deferred revenue	25,750	25,327
Current portion of long-term debt	12,000	59,500

Total current liabilities	208,385	298,801

Long-term debt, less current portion	1,513,000	1,450,500
Other non-current liabilities	26,488	9,906

Total liabilities	1,747,873	1,759,207

Commitments and contingencies (Note 9)

MEMBERS’ DEFICIT
Capital contributions	463,973	455,973
Accumulated deficit	(641,747)	(646,960)

Total members’ deficit	(177,774)	(190,987)

Total liabilities and members’ deficit	$1,570,099	$1,568,220

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$163,739	$157,186	$323,639	$319,003

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	73,243	69,419	144,503	141,599
Selling, general and administrative expenses	27,322	26,834	53,736	54,067
Management fee expense	3,046	2,996	6,015	5,978
Depreciation and amortization	27,309	27,874	54,210	56,467

Operating income	32,819	30,063	65,175	60,892

Interest expense, net	(23,585)	(23,276)	(45,430)	(45,322)
(Loss) gain on derivatives, net	(14,423)	11,613	(20,884)	11,093
Loss on sale of cable systems, net	—	(66)	—	(377)
Loss on early extinguishment of debt	(1,234)	—	(1,234)	—
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(666)	(891)	(1,418)	(1,752)

Net (loss) income	$(2,589)	$21,943	$5,209	$33,534

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$5,209	$33,534
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	54,210	56,467
Loss (gain) on derivatives, net	20,884	(11,093)
Loss on sale of cable systems, net	—	377
Loss on early extinguishment of debt	1,234	—
Amortization of deferred financing costs	1,559	815
Share-based compensation	284	284
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,817	(2,953)
Prepaid expenses and other assets	(2,906)	2,006
Accounts payable, accrued expenses and other current liabilities	(43,846)	10,301
Deferred revenue	423	9
Other non-current liabilities	(126)	(131)

Net cash flows provided by operating activities	$38,742	$89,616

INVESTING ACTIVITIES:
Capital expenditures	(49,755)	(48,593)

Net cash flows used in investing activities	$(49,755)	$(48,593)

FINANCING ACTIVITIES:
New borrowings	498,875	236,875
Repayment of debt	(483,875)	(242,875)
Capital contributions from parent	45,000	80,498
Capital distributions to parent	(37,000)	(110,000)
Financing costs	(6,918)	—
Other financing activities — book overdrafts	(4,721)	(1,435)

Net cash flows provided by (used in) financing activities	$11,361	$(36,937)

Net increase in cash	348	4,086
CASH, beginning of period	8,868	10,060

CASH, end of period	$9,216	$14,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$44,681	$46,809

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with affiliate (Note 9)	$—	$108,643

The accompanying notes to the unaudited financial statements are an integral part of these statements.

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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.2 million for each of the three months ended June 30, 2010 and 2009 and approximately $6.3 million for each of the six months ended June 30, 2010 and 2009.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2010, our interest rate exchange agreement liabilities, net, were valued at $40.6 million using Level 2 inputs, as follows:

	Fair Value as of June 30, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$40,589	$—	$40,589

Interest rate exchange agreements — liabilities, net	$—	$40,589	$—	$40,589

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $19.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$3,053	$—	$3,053

Liabilities
Interest rate exchange agreements	$—	$22,758	$—	$22,758

Interest rate exchange agreements — liabilities, net	$—	$19,705	$—	$19,705

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$1,771,896	$1,717,512
Vehicles	35,574	36,507
Furniture, fixtures and office equipment	22,512	21,692
Buildings and leasehold improvements	15,867	15,755
Land and land improvements	1,535	1,535

	1,847,384	1,793,001
Accumulated depreciation	(1,153,305)	(1,098,785)

Property, plant and equipment, net	$694,079	$694,216

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Accounts payable — affiliates	$57,381	$101,340
Liabilities under interest rate exchange agreements	18,977	17,854
Accrued programming costs	17,918	16,056
Accrued interest	14,061	13,853
Accrued taxes and fees	13,114	12,910
Accrued payroll and benefits	11,137	10,999
Accrued property, plant and equipment	10,507	4,231
Accrued service costs	9,412	10,303
Subscriber advance payments	5,588	5,875
Accounts payable	2,414	4,864
Accrued telecommunications costs	1,700	2,542
Book overdrafts (1)	1,346	6,067
Intercompany accounts payable and other accrued expenses	7,080	7,080

Accounts payable, accrued expenses and other current liabilities	$170,635	$213,974

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Bank credit facilities	$1,175,000	$1,160,000
9 1/8% senior notes due 2017	350,000	350,000

	$1,525,000	$1,510,000
Less: Current portion	12,000	59,500

Total long-term debt	$1,513,000	$1,450,500

Bank Credit Facility
As of June 30, 2010, our operating subsidiaries maintained an aggregate $1.479 billion senior secured credit facility (the “credit facility”), of which $1.175 billion was outstanding. The average interest rates on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 5.2%, as compared to 4.4% as of the same date last year.
As of June 30, 2010, we had no outstanding balance under our revolving credit commitments of $304.2 million, with $9.2 million of letters of credit, issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, and $295.0 million of unused lines. Based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes as of June 30, 2010. As of the same date, our revolving credit commitments were scheduled to expire in the amounts of $79.0 million and $225.2 million on September 30, 2011 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.
The credit agreement for the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of June 30, 2010, the principal financial covenants of the credit facility required compliance with a ratio of indebtedness to system cash flow (the “senior leverage ratio”) of no more than 6.0 to 1.0 at any time and a ratio of operating cash flow to interest expense (the “interest coverage ratio”) of no less than 2.0 to 1.0 at the end of a quarterly period. As of June 30, 2010, our operating subsidiaries’ senior leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.8 to 1.0, respectively. The terms “indebtedness,” “system cash flow,” “operating cash flow” and “interest expense” are defined in the credit agreement for the credit facility. The credit facility is collateralized by all of our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.
New Financings
On April 23, 2010, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan under the credit facility in the principal amount of $250.0 million (“Term Loan E”), and borrowed the full amount on the same date. The proceeds from Term Loan E were used to repay both the outstanding balance of Term Loan A and the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments and to pay related fees and expenses. Following the borrowing of Term Loan E, there were three term loans outstanding under the credit facility (Term Loan C, Term Loan D and Term Loan E).
Borrowings under Term Loan E generally bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as each term is defined in the credit agreement), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan E, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan E matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount. The obligations of our operating subsidiaries under Term Loan E are governed by the terms of the credit agreement.

On April 23, 2010, the credit agreement for the credit facility was amended to:
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
In addition, the financial covenants were amended as follows:
•
the maximum senior leverage ratio, which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending December 31, 2011 and 5.0 to 1.0 commencing with the quarter ending December 31, 2012 and thereafter, so long as any revolving credit commitments remain outstanding;

•	the minimum interest coverage ratio will be 2.0 to 1.0 as of the last day of any fiscal quarter ending after April 23, 2010, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum senior leverage ratio will be increased to 6.0 to 1.0 and the interest coverage ratio covenant will no longer be applicable.
Senior Notes
As of June 30, 2010, we had an aggregate $350 million of senior notes outstanding. The indenture governing our senior notes contains various covenants, though they are generally less restrictive than those found in our credit facility. As of June 30, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined (the “total leverage ratio”), of 8.5 to 1.0. As of June 30, 2010, the total leverage ratio was 5.9 to 1.0. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2010 and 2009.
As of June 30, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million was fixed at a weighted average rate of 3.4%. Our current interest rate swaps are scheduled to expire in the amounts of $200 million, $300 million and $200 million during the years ended December 31, 2010, 2011 and 2012, respectively.
As of June 30, 2010, we had also entered into forward-starting interest rate swaps that will fix rates for: (i) a four-year period at a weighted average rate of 3.1% on $200 million of floating rate debt, which will commence in December 2010; (ii) a two-year period at a weighted average rate of 2.7% on $200 million of floating rate debt, which will commence in December 2010; (iii) a three-year period at a rate of 3.5% on $100 million of floating rate debt, which will commence in December 2011; and (iv) a two-year period at a rate of 3.8% on $100 million of floating rate debt, which will commence in December 2012.

The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $19.0 million and an accumulated long-term liability of $21.6 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $3.1 million, an accumulated current liability of $17.9 million and an accumulated long-term liability of $4.9 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $14.4 million and a net gain on derivatives of $11.6 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss on derivatives of $20.9 million and a net gain on derivatives of $11.1 million for the six months ended June 30, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a negative outlook, by Standard and Poor’s. The negative outlook on our corporate credit ratings assigned by Standard and Poor’s was due to the potential implications of the going private transaction proposed by MCC’s founder, Chairman and Chief Executive Officer, Rocco B. Commisso. See Note 12. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Fair Value
As of June 30, 2010, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

9 1/8 % senior notes due 2019	$341,250

Bank credit facilities	$1,095,161

7. MEMBERS’ DEFICIT
Share-based Compensation
Total share-based compensation expense for the three months ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$6	$7
Employee stock purchase plan	20	20
Restricted stock units	116	119

Total share-based compensation expense	$142	$146

During the three months ended June 30, 2010, there were no restricted stock units and no stock options that had been granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable into a share of MCC’s Class A common stock. During the three months ended June 30, 2010, no restricted stock units were vested and no stock options were exercised.

Total share-based compensation expense for the six ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$13	$15
Employee stock purchase plan	37	47
Restricted stock units	233	222

Total share-based compensation expense	$283	$284

During the six months ended June 30, 2010, there were approximately 68,000 restricted stock units and no stock options that had been granted to our employees under MCC’s compensation programs. The weighted average fair values associated with these grants were $4.25 per restricted stock unit. During the six months ended June 30, 2010, approximately 63,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 23,000 and 31,000 for the three and six months ended June 30, 2010, and June 2009, respectively. The net proceeds to us were less than $0.1 million for each of the three months ended June 30, 2010 and 2009. The net proceeds to us were approximately $0.1 million for each of the six months ended June 30, 2010 and 2009.
8. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2010 and 2009, we received in aggregate $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2010 and 2009, we received in aggregate $9.0 million in cash dividends on the preferred equity.
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
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “ties” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. MCC believes they have substantial defenses to the claims asserted in the complaint, and they intend to defend the action vigorously. If MCC is not successful in this litigation, Mediacom LLC may have to distribute cash to MCC in order for MCC to pay any damages in regard to this litigation.
Commencing in June 2010, three shareholder class action lawsuits were filed against Mediacom Communications Corporation and its individual directors all in the Court of Chancery in the State of Delaware. The lawsuits, Colleen Witmer vs. Mediacom Communications Corporation et al., J. Malcolm Gray v. Mediacom Communications Corporation et al., and Haverhill Retirement System v. Mediacom Communications Corporation, relate to the offer by Rocco B. Commisso to acquire all of the outstanding shares of MCC’s common stock, not already owned by Mr. Commisso (see Note 12). The three lawsuits have been consolidated for all purposes in the Delaware Chancery Court. The lawsuits allege breach of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction or in the alternative, rescission and compensatory damages. MCC and its directors intend to defend the actions vigorously.
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
Asset Transfer Agreement with MCC and Mediacom Broadband
On February 11, 2009, certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband, pursuant to which certain of our cable systems located in Florida, Illinois, Iowa, Kansas, Missouri and Wisconsin, which serve approximately 45,900 basic subscribers would be exchanged for certain of Mediacom Broadband’s cable systems located in Illinois, which serve approximately 42,200 basic subscribers, and a cash payment of $8.2 million (the “Asset Transfer”). The Asset Transfer was completed on February 13, 2009 (the “transfer date”). No gain or loss was recorded on the Asset Transfer because we and Mediacom Broadband are under common control.
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
We recognized an additional $5.5 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital contributions from parent on our consolidated statements of cash flows for the six months ended June 30, 2009.
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of June 30, 2010.
12. GOING PRIVATE PROPOSAL
On May 31, 2010, MCC’s Board of Directors received a non-binding proposal from MCC’s founder, Chairman and Chief Executive Officer, Rocco B. Commisso, for a going private transaction. The proposal contemplates the acquisition of all of the Class A and Class B shares of MCC’s common stock not already beneficially owned by Mr. Commisso at a price of $6.00 per share in cash and the funding of such transaction through borrowings under MCC’s aggregate bank credit facilities, which include our credit facility.
MCC’s Board of Directors appointed independent directors Thomas V. Reifenheiser and Natale S. Ricciardi to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal. The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). MCC is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas.
As of June 30, 2010, we offered our bundle of video, HSD and phone services to approximately 92% of our estimated 1.29 million homes passed in twenty states. As of the same date, we served approximately 539,000 basic subscribers, 311,000 digital video customers, 367,000 HSD customers and 149,000 phone customers, aggregating 1.37 million revenue generating units (“RGUs”).
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and we continue to face increased levels of price competition from these providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well as with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The ongoing economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of continuing weak economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which have led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
Recent Developments
New Financings
On April 23, 2010, we completed financing transactions (the “new financings”) that provided for a new term loan in the principal amount of $250 million and amendments to our existing bank credit facility (the “credit facility”) which, among other things, extended the termination date on certain of our total revolving credit commitments, and reduced the commitments thereunder. The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. See “Liquidity and Capital Resources — Capital Structure — New Financings” below and Note 6 in our Notes to Consolidated Financial Statements for more information.

Going Private Proposal
On May 31, 2010, MCC’s Board of Directors received a non-binding proposal from MCC’s founder, Chairman and Chief Executive Officer, Rocco B. Commisso, for a going private transaction. The proposal contemplates the acquisition of all of the Class A and Class B shares of MCC’s common stock not already beneficially owned by Mr. Commisso at a price of $6.00 per share in cash and the funding of such transaction through borrowings under MCC’s aggregate bank credit facilities, which include our credit facility.
MCC’s Board of Directors appointed independent directors Thomas V. Reifenheiser and Natale S. Ricciardi to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal. The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.
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
If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may continue to stabilize in 2010, given improving economic conditions and upcoming political elections.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning, costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Service delivery related costs may also fluctuate with the level of investment we make, and corresponding operational efficiencies by such investments. We anticipate that our service costs will continue to grow, but should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to the increasing demands of sports programmers, television broadcast station owners for retransmission consent fees, and large programmers for upcoming contract renewals. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline, as increases in programming costs outpace any growth in video revenues.
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
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
The table below sets forth the consolidated statements of operations and Adjusted OIBDA for the three months ended June 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues	$163,739	$157,186	$6,553	4.2%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	73,243	69,419	3,824	5.5%
Selling, general and administrative expenses	27,322	26,834	488	1.8%
Management fee expense	3,046	2,996	50	1.7%
Depreciation and amortization	27,309	27,874	(565)	(2.0%)

Operating income	32,819	30,063	2,756	9.2%

Interest expense, net	(23,585)	(23,276)	(309)	1.3%
(Loss) gain on derivatives, net	(14,423)	11,613	(26,036)	NM
Loss on sale of cable systems, net	—	(66)	66	NM
Loss on early extinguishment of debt	(1,234)	—	(1,234)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(666)	(891)	225	(25.3%)

Net (loss) income	$(2,589)	$21,943	$(24,532)	NM

Adjusted OIBDA	$60,270	$58,083	$2,187	3.8%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$60,270	$58,083	$2,187	3.8%
Non-cash, share-based compensation	(142)	(146)	4	(2.7%)
Depreciation and amortization	(27,309)	(27,874)	565	(2.0%)

Operating income	$32,819	$30,063	$2,756	9.2%

Revenues
The tables below set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Video	$100,993	$100,721	$272	0.3%
HSD	43,849	39,484	4,365	11.1%
Phone	14,613	12,944	1,669	12.9%
Advertising	4,284	4,037	247	6.1%

Total Revenues	$163,739	$157,186	$6,553	4.2%

	June 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	539,000	567,000	(28,000)	(4.9%)
Digital customers	311,000	292,000	19,000	6.5%
HSD customers	367,000	339,000	28,000	8.3%
Phone customers	149,000	124,000	25,000	20.2%

RGUs(1)	1,366,000	1,322,000	44,000	3.3%

Average total monthly revenue per basic subscriber (2)	$100.61	$91.92	$8.69	9.5%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased $6.6 million, or 4.2%, largely as a result of higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased $8.69, or 9.5%, to $100.61.
Video revenues grew $0.3 million, or 0.3%, primarily due to video rate increases and continued growth in digital customers and DVR and HDTV services, mostly offset by a lower number of basic subscribers. During the three months ended June 30, 2010, we lost 7,000 basic subscribers and gained 2,000 digital customers, as compared to a loss of 6,000 basic subscribers and an increase of 4,000 digital customers in the prior year period. As of June 30, 2010, we served 539,000 basic subscribers, representing a penetration of 41.8% of our estimated homes passed and 311,000 digital customers, representing a penetration of 57.7% of our basic subscribers. As of June 30, 2010, 41.4% of our digital customers were taking our DVR and/or HDTV services, as compared to 34.7% as of the same date last year.

HSD revenues rose $4.4 million, or 11.1%, principally due to an 8.3% increase in HSD customers. During the three months ended June 30, 2010, we gained 5,000 HSD customers, as compared to an increase of 4,000 in the prior year period. As of June 30, 2010, we served 367,000 HSD customers, representing a penetration of 28.5% of our estimated homes passed.
Phone revenues grew $1.7 million, or 12.9%, mainly due to a 20.2% increase in phone customers, offset in part by higher levels of discounted pricing. During the three months ended June 30, 2010, we gained 8,000 phone customers, as compared to an increase of 5,000 in the prior year period. As of June 30, 2010, we served 149,000 phone customers, representing a penetration of 12.6% of our estimated marketable phone homes.
Advertising revenues increased $0.2 million, or 6.1%, principally due to increased national advertising sales, in part due to a rebound in political and automotive advertising.
Costs and Expenses
Service costs rose $3.8 million, or 5.5%, primarily due to higher programming expenses and, to a much lesser extent, field operating, phone service and employee operating costs, offset in part by lower HSD delivery expenses. Programming expenses increased 6.8%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Field operating costs rose 7.3%, largely as a result of higher vehicle fuel and other operating costs. Phone service costs grew 10.4%, principally due to unit growth. Employee operating costs were 5.5% higher, principally due to a lower capitalization of labor and overhead costs related to decreased new installation activity. HSD delivery expenses fell 27.1%, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 44.7% and 44.2% for the three months ended June 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased $0.5 million, or 1.8% largely as a result of higher office costs, bad debt expense and taxes and fees, offset in part by lower employee expenses. Office costs were 12.9% higher, resulting from greater overall expenses. Bad debt expense rose 7.6% as a result of the aging of our accounts receivable, offset in part by a lower number of written off accounts. Taxes and fees increased 2.6%, principally due to higher property taxes. Employee expenses fell 3.2%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 16.7% and 17.1% for the three months ended June 30, 2010 and 2009, respectively.
Management fee expense was $0.1 million, or 1.7% higher, reflecting greater overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the three months ended June 30, 2010 and 2009.
Depreciation and amortization fell $0.6 million, or 2.0%, largely as a result of drop-offs of certain fully depreciated assets, mostly offset by greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased $2.2 million, or 3.8%, mainly due to growth in HSD and, to a much lesser extent, phone revenues, mostly offset by higher service costs.
Operating Income
Operating income grew $2.8 million, or 9.2%, primarily due to the increase in Adjusted OIBDA and, to a lesser extent, lower depreciation and amortization.
Interest Expense, Net
Interest expense, net, was higher by $0.3 million, or 1.3%, primarily due to a greater amortization of deferred financing costs, offset in part by a lower average cost of debt.

(Loss) Gain on Derivatives, Net
As of June 30, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.3 billion, of which $600 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $14.4 million and a net gain on derivatives of $11.6 million for the three months ended June 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, primarily those that become effective at future dates.
Loss on Sale of Cable Systems, Net
For the three months ended June 30, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.1 million, which reflects adjustments made to a prior transaction.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the three months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period. For more information on the new financings, see “Liquidity and Capital Resources — Capital Structure — New Financings.”
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2010 and 2009. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense, Net
Other expense, net, was $0.7 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, other expense, net, consisted of $0.6 million of revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended June 30, 2009, other expense, net, included $0.5 million for revolving credit facility commitment fees, $0.3 million of deferred financing costs and $0.1 million of other fees.
Net (Loss) Income
We recognized a net loss of $2.6 million for the three months ended June 30, 2010, compared to net income of $21.9 million for the prior year period. The swing from net income in the prior year period to a net loss was principally due to a $14.4 million loss on derivatives, as compared to a $11.6 million gain on derivatives for the three months ended June 30, 2009.
Actual Results of Operations
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
On February 11, 2009 (the “Transfer Date”), certain of our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and the operating subsidiaries of Mediacom Broadband LLC (“Mediacom Broadband”). As part of the Transfer Agreement, we contributed to MCC cable systems located in Western North Carolina (the “WNC Systems”), and exchanged certain of our cable systems for certain of Mediacom Broadband’s cable systems (the “Asset Transfer”). During the six months ended June 30, 2009, the WNC Systems recorded $2.7 million of total revenues, $1.4 million of service costs, $0.5 million of selling, general and administrative expenses and $0.9 million of operating income; the results of operations of the exchanged cable systems between us and Mediacom Broadband were substantially similar. The net effects of the Transfer Agreement were the reduction of 28,700 basic subscribers, 9,000 digital customers, 12,000 HSD customers and 2,400 phone customers. Such effects on discussions of subscriber and customer gains and losses are referred to as the “effect of the Transfer Agreement.”
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

For more information, see Note 10 in our Notes to Consolidated Financial Statements.
The tables below set forth the consolidated statements of operations for the six months ended June 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues	$323,639	$319,003	$4,636	1.5%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	144,503	141,599	2,904	2.1%
Selling, general and administrative expenses	53,736	54,067	(331)	(0.6%)
Management fee expense	6,015	5,978	37	0.6%
Depreciation and amortization	54,210	56,467	(2,257)	(4.0%)

Operating income	65,175	60,892	4,283	7.0%

Interest expense, net	(45,430)	(45,322)	(108)	0.2%
(Loss) gain on derivatives, net	(20,884)	11,093	(31,977)	NM
Loss on sale of cable systems, net	—	(377)	377	NM
Loss on early extinguishment of debt	(1,234)	—	(1,234)	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(1,418)	(1,752)	334	(19.1%)

Net income	$5,209	$33,534	$(28,325)	(84.5%)

Adjusted OIBDA	$119,668	$117,643	$2,025	1.7%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$119,668	$117,643	$2,025	1.7%
Non-cash, share-based compensation	(283)	(284)	1	(0.4%)
Depreciation and amortization	(54,210)	(56,467)	2,257	(4.0%)

Operating income	$65,175	$60,892	$4,283	7.0%

Revenues
The tables below set forth the revenues and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Video	$199,905	$206,002	$(6,097)	(3.0%)
HSD	86,731	79,888	6,843	8.6%
Phone	28,915	25,268	3,647	14.4%
Advertising	8,088	7,845	243	3.1%

Total Revenues	$323,639	$319,003	$4,636	1.5%

	June 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	539,000	567,000	(28,000)	(4.9%)
Digital customers	311,000	292,000	19,000	6.5%
HSD customers	367,000	339,000	28,000	8.3%
Phone customers	149,000	124,000	25,000	20.2%

RGUs	1,366,000	1,322,000	44,000	3.3%

Average total monthly revenue per basic subscriber	$99.25	$91.04	$8.21	9.0%
Revenues increased $4.6 million, or 1.5%, largely as a result of higher HSD and, to a lesser extent, phone revenues, offset in part by a decline in video revenues and an unfavorable comparison to the prior year period, in which we recognized $5.5 million of revenues related to the Asset Transfer. Average total monthly revenue per basic subscriber rose $8.21, or 9.0%, to $99.25.
Video revenues fell $6.1 million, or 3.0%, primarily due to a lower number of basic subscribers and, to a lesser extent, an unfavorable comparison to the prior year period, in which we recognized $3.6 million of video revenues related to the Asset Transfer, offset in part by video rate increases and continued growth in digital customers and DVR and HDTV services. During the six months ended June 30, 2010, we lost 9,000 basic subscribers and gained 11,000 digital customers, as compared to a loss of 5,300 basic subscribers and an increase of 13,000 digital customers in the prior year period, excluding the effect of the Asset Transfer.
HSD revenues were $6.8 million, or 8.6% higher, principally due to the increase in HSD customers, offset in part by an unfavorable comparison to the prior year period, in which we recognized $1.5 million of HSD revenues related to the Asset Transfer. During the six months ended June 30, 2010, we gained 17,000 HSD customers, as compared to an increase of 14,000 in the prior year period, excluding the effect of the Asset Transfer.
Phone revenues grew $3.6 million, or 14.4%, mainly due to the increase in phone customers, offset in part by higher levels of discounted pricing. During the six months ended June 30, 2010, we gained 14,000 phone customers, as compared to an increase of 12,400 in the prior year period, excluding the effect of the Asset Transfer.
Advertising revenues increased $0.2 million, or 3.1%, primarily due to increased national and, to a lesser extent, local advertising sales, including a rebound in automotive and political advertising, offset in part by an unfavorable comparison to the prior year period, in which we recognized $0.4 million of advertising revenues related to the Asset Transfer.

Costs and Expenses
Service costs rose $2.9 million, or 2.1%, primarily due to higher programming expenses and, to a much lesser extent, phone service and field operating costs, offset in part by an unfavorable comparison to the prior year period, in which we recognized $2.5 million of service costs related to the Asset Transfer, as well as lower HSD delivery expenses. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 5.4%, mainly due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Phone service costs rose 10.9%, principally due to unit growth. Field operating costs were 6.2% higher, largely as a result of higher vehicle fuel and fiber lease costs. HSD delivery expenses fell 34.3%, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 44.6% and 44.4% for the six months ended June 30, 2010 and 2009, respectively.
Selling, general and administrative expenses fell $0.3 million, or 0.6%, largely as a result of an unfavorable comparison to the prior year period, in which we recognized $0.8 million of selling, general and administrative expenses related to the Asset Transfer, as well as lower employee expenses, offset in part by greater bad debt and billing costs. The following analysis of selling, general and administrative expenses excludes the effects of the Asset Transfer. Employee expenses fell 5.1%, primarily due to a favorable shift in employee benefit expenses. Bad debt expense rose 9.0% as a result of an increase in the aging of our accounts receivable, offset in part by a lower number of written off accounts. Billing expenses grew 4.1%, principally due to higher processing fees. Selling, general and administrative expenses as a percentage of revenues were 16.6% and 16.9% for the six months ended June 30, 2010 and 2009, respectively.
Management fee expense was virtually unchanged from the prior year, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the six months ended June 30, 2010 and 2009.
Depreciation and amortization fell $2.3 million, or 4.0%, largely as a result of an unfavorable comparison to the prior year period in which we experienced write-offs related to ice storms and, to a lesser extent, $0.5 million of depreciation and amortization related to the Asset Transfer, offset in part by greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA was $2.0 million, or 1.7% higher, largely as a result of higher HSD and, to a lesser extent, phone revenues, offset in part by lower video revenues and, to a lesser extent, higher service costs and an unfavorable comparison to the prior year period, in which we recognized $2.2 million of Adjusted OIBDA related to the Asset Transfer.
Operating Income
Operating income grew $4.3 million, or 7.0%, principally due to the decline in depreciation and amortization and Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, increased $0.1 million, or 0.2%, primarily due to greater amortization of deferred financing costs, mostly offset by a lower average cost of debt.
(Loss) Gain on Derivatives, Net
We recorded a net loss on derivatives of $20.9 million and a net gain on derivatives of $11.1 million, for the six months ended June 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, primarily those that become effective at future dates.
Loss on Sale of Cable Systems, Net
For the six months ended June 30, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.4 million, which reflects adjustments made to a prior transaction
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the six months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period. For more information on the new financings, see “Liquidity and Capital Resources — Capital Structure — New Financings.”

Other Expense, Net
Other expense, net, was $1.4 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, other expense, net, consisted of $1.1 million of revolving credit facility commitment fees and $0.3 million of other fees. During the six months ended June 30, 2009, other expense, net, included $1.0 million of revolving credit facility commitment fees, $0.6 million of deferred financing costs and $0.2 million of other fees.
Net Income
We recognized net income of $5.2 million for the six months ended June 30, 2010, compared to net income of $33.5 million for the prior year period. The decrease in net income was principally due to a $20.9 million loss on derivatives, as compared to a $11.1 million gain on derivatives for the six months ended June 30, 2009.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to our parent. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during the remainder of 2010 of $6.0 million and in each of the years ending December 31, 2011 through 2014 of $12.0 million. As of June 30, 2010, our sources of liquidity included $9.2 million of cash and cash equivalents on hand and $295.0 million of unused and available lines under our revolving credit facility.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $38.7 million for the six months ended June 30, 2010, primarily due to Adjusted OIBDA of $119.7 million, offset in part by interest expense of $45.4 million and the net change in operating assets and liabilities of $44.6 million. The net change in operating assets and liabilities was substantially due to a decrease in accounts payable, accrued expenses and other current liabilities of $43.8 million.
Net cash flows provided by operating activities were $89.6 million for the six months ended June 30, 2009, primarily due to Adjusted OIBDA of $117.6 million, offset in part by interest expense of $45.3 million. The $9.2 million net change in operating assets and liabilities was largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $10.3 million and, to a lesser extent, a decrease in prepaid expenses and other assets of $2.0 million, offset in part by an increase in accounts receivable, net, of $3.0 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $49.8 million for the six months ended June 30, 2010, as compared to $48.6 million for the prior year period. The $1.2 million increase in capital expenditures largely reflected greater investments in the internal phone platform and, to a much lesser extent, high-speed data delivery system, mostly offset by reduced outlays for customer premise equipment and network improvements and, to a lesser extent, network extensions.

Net Cash Flows Provided By (Used in) Financing Activities
Net cash flows provided by financing activities were $11.4 million for the six months ended June 30, 2010, primarily due to capital contributions from parent of $45.0 million and, to a lesser extent, net borrowings of debt of $15.0 million (see “New Financings” below), offset in part by capital distributions to parent of $37.0 million, financing costs of $6.9 million and other financing activities, principally book overdrafts, of $4.7 million.
Net cash flows used in financing activities were $36.9 million for the six months ended June 30, 2009, primarily due to our capital contribution to parent of $110.0 million, substantially offset by a capital contribution from parent of $82.2 million and, to a much lesser extent, net borrowings of $6.0 million under our revolving credit facility. In February 2009, we made a $110.0 million capital contribution to parent to fund its cash obligation under the Exchange Agreement. At the same time, we received an $82.2 million capital contribution from parent under the Transfer Agreement, comprising an $8.2 million payment related to the Asset Transfer, and a $74.0 million payment for our contribution of the WNC Systems to MCC.
Capital Structure
As of June 30, 2010, our outstanding total indebtedness was $1.525 billion, of which approximately 69% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2010, we paid cash interest of $44.7 million, net of capitalized interest.
Bank Credit Facility
As of June 30, 2010, we had a $1.479 billion bank credit facility (the “credit facility”), of which $1.175 billion was outstanding. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
As of June 30, 2010, we had undrawn revolving credit commitments of $304.2 million, with $9.2 million of letters of credit and $295.0 million of unused lines, all available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of the same date, our revolving credit commitments were scheduled to expire in the amounts of $79.0 million and $225.2 million on September 30, 2011 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.
New Financings
On April 23, 2010, we completed new financings that provided for a new term loan under our existing credit facility in the aggregate principal amount of $250 million. The new term loan matures in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of the new term loan were largely used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. On the same date, we also reduced the total revolving credit commitments under our revolving credit facility from $400.0 million to $304.2 million, while extending the termination date with respect to $225.2 million of such commitments to December 31, 2014.As a result of these transactions, we believe our overall liquidity position has strengthened. See Note 6 to our Notes to Consolidated Financial Statements for further information on the new financings.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. We also had $600 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.2% of which $400 million, $100 million and $100 million commence during the years ended December 31, 2010, 2011 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of June 30, 2010 and 2009 were 5.2% and 4.4%, respectively.

Senior Notes
As of June 30, 2010, we had $350.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a negative outlook, by Standard and Poor’s. The negative outlook on our corporate credit ratings by Standard and Poor’s was due to the potential implications of the going private transaction proposed by MCC’s founder, Chairman and Chief Executive Officer, Rocco B. Commisso. See Note 12 in our Notes to Consolidated Financial Statements. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Contractual Obligations and Commercial Commitments
Other than the items noted above in “Capital Structure — New Financings,” there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financings, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2010 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense(1)	Total
July 1, 2010 to June 30, 2011	$12,000	$87,525	$99,525
July 1, 2011 to June 30, 2013	24,000	170,310	194,310
July 1, 2013 to June 30, 2015	618,750	137,080	755,830
Thereafter	870,250	163,321	1,033,571

Total cash obligations	$1,525,000	$558,236	$2,083,236

*
Refer to Note 6 of our consolidated financial statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as of June 30, 2010.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortizations, as of June 30, 2010 and the average interest rates applicable under such debt obligations.

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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of June 30, 2010.
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
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2010.
There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2010.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

10.1
Amendment No. 4, dated as of April 23, 2010, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom LLC and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
August 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Amendment No. 4, dated as of April 23, 2010, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom LLC and incorporated herein by reference.