Form 10-Q
period 2011-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2011-08-12
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
Commission File Numbers: 333-57285-01
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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

Page
PART I

Item 1. Financial Statements	4

Consolidated Balance Sheets (unaudited) June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (unaudited) Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom LLC as “Mediacom LLC,” and Mediacom LLC and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	lower demand for our products and services as a result of weak economic conditions or increased levels of competition from existing and new competitors;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual property;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and
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
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)
ASSETS
CURRENT ASSETS
Cash	$8,586	$22,014
Restricted cash and cash equivalents	—	8,853
Accounts receivable, net of allowance for doubtful accounts of $1,486 and $1,228	40,779	35,318
Prepaid expenses and other current assets	9,282	8,079

Total current assets	58,647	74,264
Preferred equity investment in affiliated company	150,000	150,000

Property, plant and equipment, net of accumulated depreciation of $1,264,270 and $1,211,315	677,941	688,883
Franchise rights	616,807	616,807
Goodwill	24,046	24,046
Subscriber lists, net of accumulated amortization of $117,981 and $117,781	295	495
Other assets, net of accumulated amortization of $6,231 and $4,240	26,048	29,613

Total assets	$1,553,784	$1,584,108

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$149,542	$150,648
Deferred revenue	27,263	25,674
Current portion of long-term debt	12,000	12,000

Total current liabilities	188,805	188,322

Long-term debt, less current portion	1,588,400	1,507,000
Other non-current liabilities	25,211	23,616

Total liabilities	1,802,416	1,718,938

Commitments and contingencies (Note 10)

MEMBERS’ DEFICIT
Capital contributions	342,473	478,973
Accumulated deficit	(591,105)	(613,803)

Total members’ deficit	(248,632)	(134,830)

Total liabilities and members’ deficit	$1,553,784	$1,584,108

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$170,755	$163,739	$337,062	$323,639

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,455	73,243	151,016	144,503
Selling, general and administrative expenses	28,652	27,322	56,193	53,736
Management fee expense	2,847	3,046	5,928	6,015
Depreciation and amortization	29,341	27,309	58,573	54,210

Operating income	35,460	32,819	65,352	65,175

Interest expense, net	(24,424)	(23,585)	(49,435)	(45,430)
Loss on derivatives, net	(8,830)	(14,423)	(1,128)	(20,884)
Loss on early extinguishment of debt	—	(1,234)	—	(1,234)
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(535)	(666)	(1,091)	(1,418)

Net income (loss)	$6,171	$(2,589)	$22,698	$5,209

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$22,698	$5,209
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	58,573	54,210
Loss on derivatives, net	1,128	20,884
Loss on early extinguishment of debt	—	1,234
Amortization of deferred financing costs	1,991	1,559
Share-based compensation	—	284
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,461)	1,817
Prepaid expenses and other assets	(1,829)	(2,906)
Accounts payable, accrued expenses and other current liabilities	745	(43,846)
Deferred revenue	1,589	423
Other non-current liabilities	(126)	(126)

Net cash flows provided by operating activities	$79,308	$38,742

INVESTING ACTIVITIES:
Capital expenditures	(46,791)	(49,755)
Redemption of restricted cash and cash equivalents	8,853	—

Net cash flows used in investing activities	$(37,938)	$(49,755)

FINANCING ACTIVITIES:
New borrowings under the bank credit facility	148,400	498,875
Repayment of borrowings under the bank credit facility	(67,000)	(483,875)
Capital contributions from parent	—	45,000
Capital distributions to parent	(136,500)	(37,000)
Financing costs	—	(6,918)
Other financing activities — book overdrafts	302	(4,721)

Net cash flows (used in) provided by financing activities	$(54,798)	$11,361

Net (decrease) increase in cash	(13,428)	348
CASH, beginning of period	22,014	8,868

CASH, end of period	$8,586	$9,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$48,293	$43,660

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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.2 million for each of the three months ended June 30, 2011 and 2010, and approximately $6.4 million and $6.3 million for the six months ended June 30, 2011 and 2010, respectively.
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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements or related disclosures.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and, (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We do not expect that ASU 2011-04 will have a material impact on our financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of June 30, 2011, our interest rate exchange agreement liabilities, net, were valued at $39.0 million using Level 2 inputs, as follows:

	Fair Value as of June 30, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$620	$—	$620

Liabilities
Interest rate exchange agreements	$—	$39,666	$—	$39,666

Interest rate exchange agreements — liabilities, net	$—	$39,046	$—	$39,046

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $37.9 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,180	$—	$2,180

Liabilities
Interest rate exchange agreements	$—	$40,099	$—	$40,099

Interest rate exchange agreements — liabilities, net	$—	$37,919	$—	$37,919

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2011, based upon mark-to- market valuation, we recorded on our consolidated balance sheet, a long-term asset of $0.6 million, an accumulated current liability of $18.3 million and an accumulated long-term liability of approximately $21.4 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $2.2 million, an accumulated current liability of $20.5 million and an accumulated long-term liability of $19.6 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $8.8 million and $14.4 million for the three months ended June 30, 2011 and 2010, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $1.1 million and $20.9 million for the six months ended June 30, 2011 and 2010, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Cable systems, equipment and subscriber devices	$1,847,380	$1,817,314
Vehicles	35,590	35,098
Furniture, fixtures and office equipment	41,329	30,374
Buildings and leasehold improvements	16,335	15,877
Land and land improvements	1,577	1,535

Property, plant and equipment, gross	1,942,211	1,900,198
Accumulated depreciation	(1,264,270)	(1,211,315)

Property, plant and equipment, net	$677,941	$688,883

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Accounts payable — affiliates	$23,607	$35,154
Liabilities under interest rate exchange agreements	18,328	20,481
Accrued programming costs	18,191	17,699
Accrued taxes and fees	15,619	15,329
Accrued interest	12,912	13,737
Accrued payroll and benefits	11,952	10,753
Subscriber advance payments	10,530	6,105
Accrued service costs	8,881	8,232
Accounts payable	7,554	5,986
Accrued property, plant and equipment	6,859	5,158
Book overdrafts (1)	3,187	2,885
Accrued telecommunications costs	1,292	1,486
Other accrued expenses	10,630	7,643

Accounts payable, accrued expenses and other current liabilities	$149,542	$150,648

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Bank credit facility	$1,250,400	$1,169,000
9 1/8% senior notes due 2019	350,000	350,000

	$1,600,400	$1,519,000
Less: Current portion	12,000	12,000

Total long-term debt	$1,588,400	$1,507,000

Bank Credit Facility
As of June 30, 2011, we maintained a $1.467 billion bank credit facility (the “credit facility”), comprised of:
•	$304.2 million of revolving credit commitments, which expire in the amounts of $79.0 million and $225.2 million on September 30, 2011 and December 31, 2014, respectively;
•	$620.8 million of outstanding Term Loan C borrowings, which mature on January 31, 2015;
•	$294.8 million of outstanding Term Loan D borrowings, which mature on March 31, 2017; and
•	$247.5 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.
As of June 30, 2011, we had $207.4 million of unused revolving credit commitments, after giving effect to $87.4 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral, all of which were unused and available to be borrowed and used for general corporate purposes.
The credit agreement governing the credit facility requires us to maintain a senior leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. For all periods through June 30, 2011, we were in compliance with all of the covenants under the credit agreement and, as of June 30, 2011, our senior leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.8 to 1.0, respectively.
Interest Rate Exchange Agreements
We use interest rate exchange agreements, or interest rate swaps, with various banks that fixes the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2011, and 2010. As of June 30, 2011:
•
We had current interest rate swaps which fix the variable portion of $700 million of borrowings under the credit facility at a rate of 2.9%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million, $400 million and $200 million during the years ending December 31, 2011, 2012 and 2014, respectively; and

•
We had forward-starting interest rate swaps which will fix the variable portion of $600 million of borrowings under the credit facility at a rate of 3.0%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $100 million, $400 million and $100 million during the years ending December 31, 2011, 2012 and 2014, respectively.

As of June 30, 2011, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.9%, as compared to 5.2% as of the same date last year.

Senior Notes
As of June 30, 2011, we had $350.0 million of senior notes outstanding. The indenture governing our senior notes requires a total leverage ratio (as defined) of no more than 8.5 to 1.0. As of June 30, 2011, we were in compliance with all of the covenants under the indenture, and our total leverage ratio was 5.8 to 1.0.
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
Fair Value
As of June 30, 2011, the fair values of our senior notes and outstanding debt under our credit facility are as follows (dollars in thousands):

9 1/8% senior notes due 2019	$371,000

Bank credit facility	$1,217,757

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

Deferred Compensation
For the three and six months ended June 30, 2011, we recorded $0.2 million and $0.4 million, respectively, of deferred compensation expense (formerly share-based compensation expense). This represents the recognition of expenses incurred (based upon terms of the Merger Agreement) for (i) the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value and (ii) adjustments to recognize the right to receive $8.75 in cash. In addition, this amount includes the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to the former share-based awards.
Total share-based compensation for the three and six months ended June 30, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Share-based compensation expense by type of award:
Employee stock options	$6	$13
Employee stock purchase plan	20	37
Restricted stock units	116	233

Total share-based compensation expense	$142	$283

Employee Stock Purchase Plan
Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. The net employee proceeds were $0 and approximately $0.1 million for the three months ended June 30, 2011 and 2010, respectively. The net employee proceeds were approximately $0.1 million for each of the six months ended June 30, 2011 and 2010.
8. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred equity investment in Mediacom Broadband LLC (“Mediacom Broadband”), a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2011 and 2010, we received $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2011 and 2010, we received $9.0 million in cash dividends on the preferred equity.
9. RELATED PARTY TRANSACTIONS
See Note 7 for more information about the Going Private Transaction between MCC and MCC’s Chairman and Chief Executive Officer, Rocco B. Commisso.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Gary Ogg and Janice Ogg v. Mediacom LLC
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
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict could not at that time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages.
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
Jim Knight v. Mediacom Communications Corp.
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “ties” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. On August 8, 2011 Mr. Knight dismissed his claim with prejudice and the case was closed.
Mediacom Communications Shareholders Litigation
Between June 3, 2010 and June 10, 2010, three purported class actions lawsuits were filed against MCC and its individual directors, including Mr. Commisso, all in the Court of Chancery of the State of Delaware (which we refer to as the “Delaware Court”), under the captions Colleen Witmer v. Mediacom Communications Corporation, et al., J. Malcolm Gray v. Mediacom Communications Corporation, et al. and Haverhill Retirement System v. Mediacom Communications Corporation, et al. The lawsuits were subsequently consolidated for all purposes in the Delaware Court of Chancery under the caption In Re Mediacom Communications Corporation Shareholders Litigation. On January 4, 2011, a Second Verified Consolidated Amended Class Action Complaint was filed that alleged, among other things, that the defendant directors breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private, including among other things their fiduciary duty of disclosure, and that MCC, Mr. Commisso and JMC Communications LLC aided and abetted such breaches. The plaintiffs sought injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
On November 18, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the Supreme Court of the State of New York, Orange County, under the caption Wendy Kwait v. Mediacom Communications Corporation, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private and that MCC and Mr. Commisso aided and abetted such breaches. The plaintiffs sought injunctive relief, rescission of the transaction or rescissory damages.

On November 29, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Thomas Turberg v. Mediacom Communications Corporation, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private and that MCC and JMC Communications LLC aided and abetted such breaches. The plaintiffs sought injunctive relief and damages.
On December 10, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Ella Mae Pease v. Rocco Commisso, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private; that MCC, Mr. Commisso and JMC Communications LLC aided and abetted such breaches; and that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs sought declaratory and injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages, profits and special benefits.
The director defendants, MCC, JMC Communications LLC and Mr. Commisso, as defendants in the foregoing actions, reached agreement with the plaintiffs in all of the foregoing actions providing for the settlement of the actions on the terms and subject to the conditions set forth in a settlement agreement (the “Agreement”), which terms included, but were not limited to, a settlement payment made by MCC on behalf of and for the benefit of the parties to the actions in the amount of $0.25 per share for each share of MCC common stock held by the plaintiff class as of March 4, 2011. The settlement payment to the plaintiff class was reduced by any attorneys’ fees and expenses awarded to plaintiffs’ counsel. On June 6, 2011, the Agreement was approved by the Delaware Court. All litigation related to the going private transaction has been dismissed with prejudice. As of July 25, 2011, all of the conditions to the Agreement had been satisfied. A settlement payment of $10.3 million was subsequently made, of which we funded $4.6 million through a capital distribution to MCC, with the remainder funded by Mediacom Broadband.
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2011.
12. SUBSEQUENT EVENTS
We have evaluated subsequent events through August 12, 2011 (the date the financial statements were issued).
As of July 25, 2011, all of the conditions to the Agreement discussed under “Mediacom Communications Shareholders Litigation” in Note 10 had been satisfied. A settlement payment of $10.3 million was subsequently made, of which we funded $4.6 million through a capital distribution to MCC, with the remainder funded by Mediacom Broadband.
On August 8, 2011, all claims under the purported class action Jim Knight v. Mediacom Communications Corp. were dismissed with prejudice and the case was closed. See “Jim Knight v. Mediacom Communications Corp.” in Note 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010.
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
As of June 30, 2011, we offered our triple-play bundle to approximately 92% of our estimated 1.29 million homes passed in twenty states. As of the same date, we served approximately 505,000 basic subscribers, 309,000 digital video customers, 385,000 HSD customers and 158,000 phone customers, aggregating 1.05 million primary service units (“PSUs”) and 1.36 million revenue generating units (“RGUs”).
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
As a result of competition and weak economic conditions, we have lost video customers in the past and our video revenues may decline in the foreseeable future if this trend continues. We believe this loss of revenue will be mostly offset through greater penetration of our advanced video services. We also expect to continue to expand our penetration of our HSD and phone services, which we believe will result in further growth in HSD and phone revenues. However, weak economic conditions, intense competition and, specific to phone, wireless substitution, may adversely affect future growth in HSD and phone customers. Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues may decline in 2011, as 2010 was an election year.
Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; HSD costs, including costs of bandwidth connectivity and customer provisioning and costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; employee costs, including wages and other expenses for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; and field operating costs, including the use of outside contractors, and vehicle, utility and pole rental expenses. These costs generally rise as a result of contractual increases in video programming rates, customer growth and inflationary cost increases for personnel, outside vendor and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. Our service costs may fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins may continue to decline if increases in programming costs outpace any growth in video revenues.
Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service and support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for employees and other expenses. We anticipate that our selling, general and administrative expenses should remain fairly consistent as a percentage of our revenues.
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

OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze value and compare the companies in the cable industry. A limitation of OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies.
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
Actual Results of Operations
Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Revenues	$170,755	$163,739	$7,016	4.3%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,455	73,243	1,212	1.7%
Selling, general and administrative expenses	28,652	27,322	1,330	4.9%
Management fee expense	2,847	3,046	(199)	(6.5%)
Depreciation and amortization	29,341	27,309	2,032	7.4%

Operating income	35,460	32,819	2,641	8.0%

Interest expense, net	(24,424)	(23,585)	(839)	3.6%
Loss on derivatives, net	(8,830)	(14,423)	5,593	(38.8%)
Loss on early extinguishment of debt	—	(1,234)	1,234	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(535)	(666)	131	(19.7%)

Net income (loss)	$6,171	$(2,589)	$8,760	NM

OIBDA	$64,801	$60,128	$4,673	7.8%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

OIBDA	$64,801	$60,128	$4,673	7.8%
Depreciation and amortization	(29,341)	(27,309)	(2,032)	7.4%

Operating income	$35,460	$32,819	$2,641	8.0%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Video	$102,382	$100,993	1,389	1.4%
HSD	48,493	43,849	4,644	10.6%
Phone	15,836	14,613	1,223	8.4%
Advertising	4,044	4,284	(240)	(5.6%)

Total Revenues	$170,755	$163,739	7,016	4.3%

	June 30,		Increase/
	2011	2010	(Decrease)	% Change
Basic subscribers	505,000	539,000	(34,000)	(6.3%)
HSD customers	385,000	367,000	18,000	4.9%
Phone customers	158,000	149,000	9,000	6.0%

Primary Service Units (PSUs)	1,048,000	1,055,000	(7,000)	(0.7%)
Digital customers	309,000	311,000	(2,000)	(0.6%)

Revenue Generating Units (RGUs)	1,357,000	1,366,000	(9,000)	(0.7%)

Average total monthly revenue per basic subscriber (1)	$110.95	$100.61	$10.34	10.3%
Average total monthly revenue per PSU (2)	$53.87	$51.88	$1.99	3.8%

(1)	Represents average total monthly revenues for the period divided by average basic subscribers for such period.

(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.
Revenues increased 4.3%, primarily due to higher HSD and, to a lesser extent, video and phone revenues. Average total monthly revenue per basic subscriber increased 10.3% to $110.95, and average total monthly revenue per PSU increased 3.8% to $53.87.
Video revenues rose 1.4%, as lower levels of discounted pricing and, to a lesser extent, higher penetration of our advanced video services and greater revenues from customer fees were mostly offset by a lower number of basic subscribers. During the three months ended June 30, 2011, we lost 16,000 basic subscribers and 10,000 digital customers, as compared to a loss of 7,000 basic subscribers and an increase of 2,000 digital customers in the prior year period. As of June 30, 2011, we served 505,000 basic subscribers, or 39.1% of our estimated homes passed, and 309,000 digital customers, or 61.2% of our basic subscribers. As of June 30, 2011, 48.4% of our digital customers were taking our DVR and/or HDTV services, as compared to 41.4% as of the same date last year.

HSD revenues grew 10.6%, primarily due to a 4.9% increase in HSD customers and, to a lesser extent, greater revenues from equipment rentals and our enterprise networks business. During the three months ended June 30, 2011, we lost 1,000 HSD customers, as compared to an increase of 5,000 in the prior year period. As of June 30, 2011, we served 385,000 HSD customers, or 29.8% of our estimated homes passed.
Phone revenues were 8.4% higher, principally due to a 6.0% increase in phone customers. During the three months ended June 30, 2011, there was no change in phone customers, as compared to an increase of 8,000 phone customers in the prior year period. As of June 30, 2011, we served 158,000 phone customers, or 13.3% of our estimated marketable phone homes.
Advertising revenues were 5.6% lower, mainly due to lower levels of political advertising.
Costs and Expenses
Service costs grew 1.7%, primarily due to higher programming and field operating expenses, largely offset by lower phone service costs. Programming expenses were 3.6% higher, principally due to higher contractual rates and fees charged by our programming vendors and, to a lesser extent, greater retransmission consent expenses, offset in part by a lower number of basic subscribers. Field operating costs rose 16.0%, largely as a result of higher vehicle fuel and insurance, electricity and fiber lease expenses, offset in part by a lower usage of outside contractors. Phone service costs fell 43.7%, substantially due to cost savings provided by our transition to an internal phone service platform. Service costs as a percentage of revenues were 43.6% and 44.7% for the three months ended June 30, 2011 and 2010, respectively.
Selling, general and administrative expenses increased 4.9%, mainly a result of higher marketing and, to a lesser extent, bad debt expenses. Marketing expenses grew 10.2%, primarily due to increased employee and other expenses related to our business service marketing. Bad debt expense rose 11.9% largely due to a higher average balance of written off accounts and, to a lesser extent, greater collection expenses. Selling, general and administrative expenses as a percentage of revenues were 16.8% and 16.7% for the three months ended June 30, 2011 and 2010, respectively.
Management fee expense was 6.5% lower, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues were 1.7% and 1.9% for the three months ended June 30, 2011 and 2010, respectively.
Depreciation and amortization increased 7.4%, largely a result of the depreciation of new investments related to our internal phone service platform.
OIBDA
OIBDA rose 7.8%, primarily due to greater revenues and constrained growth in service costs.
Operating Income
Operating income increased 8.0%, as the growth in OIBDA was partly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, increased 3.6%, mainly due to higher average outstanding balances under our bank credit facility (the “credit facility”), offset in part by a lower average cost of debt.
Loss on Derivatives, Net
As of June 30, 2011, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.3 billion, of which $600 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $8.8 million and $14.4 million for the three months ended June 30, 2011 and 2010, respectively.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the three months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period.
Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2011 and 2010. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC.
Other Expense, Net
Other expense, net, was $0.5 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, other expense, net, substantially consisted of revolving credit facility commitment fees. During the three months ended June 30, 2010, other expense, net, consisted of $0.6 million of revolving credit facility commitment fees and $0.1 million of other fees.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $6.2 million for the three months ended June 30, 2011, compared to a net loss of $2.6 million for the three months ended June 30, 2010.

Actual Results of Operations
Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Revenues	$337,062	$323,639	$13,423	4.1%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	151,016	144,503	6,513	4.5%
Selling, general and administrative expenses	56,193	53,736	2,457	4.6%
Management fee expense	5,928	6,015	(87)	(1.4%)
Depreciation and amortization	58,573	54,210	4,363	8.0%

Operating income	65,352	65,175	177	0.3%

Interest expense, net	(49,435)	(45,430)	(4,005)	8.8%
Loss on derivatives, net	(1,128)	(20,884)	19,756	NM
Loss on early extinguishment of debt	—	(1,234)	1,234	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(1,091)	(1,418)	327	(23.1%)

Net income	$22,698	$5,209	$17,489	NM

OIBDA	$123,925	$119,385	$4,540	3.8%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

OIBDA	$123,925	$119,385	$4,540	3.8%
Depreciation and amortization	(58,573)	(54,210)	(4,363)	8.0%

Operating income	$65,352	$65,175	$177	0.3%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the six months ended, June 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Video	$203,728	$199,905	$3,823	1.9%
HSD	95,085	86,731	8,354	9.6%
Phone	30,961	28,915	2,046	7.1%
Advertising	7,288	8,088	(800)	(9.9%)

Total	$337,062	$323,639	$13,423	4.1%

	June 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	505,000	539,000	(34,000)	(6.3%)
HSD customers	385,000	367,000	18,000	4.9%
Phone customers	158,000	149,000	9,000	6.0%

Primary Service Units (PSUs)	1,048,000	1,055,000	(7,000)	(0.7%)
Digital customers	309,000	311,000	(2,000)	(0.6%)

Revenue Generating Units (RGUs)	1,357,000	1,366,000	(9,000)	(0.7%)

Average total monthly revenue per basic subscriber	$108.55	$99.25	$9.30	9.4%
Average total monthly revenue per PSU	$53.15	$51.67	$1.48	2.9%
Revenues increased 4.1%, primarily due to higher HSD and, to a much lesser extent, video and phone revenues. Average total monthly revenue per basic subscriber increased 9.4% to $108.55, and average total monthly revenue per PSU increased 2.9% to $53.15.
Video revenues were 1.9% higher, as lower levels of discounted pricing and, to a lesser extent, greater revenues from customer fees and increased penetration of our advanced video services were mostly offset by a lower number of basic subscribers. During the six months ended June 30, 2011, we lost 25,000 basic subscribers and 13,000 digital customers, as compared to a loss of 9,000 basic subscribers and an increase of 11,000 digital customers in the prior year period.
HSD revenues grew 9.6%, primarily due to the increase in HSD customers and, to a lesser extent, greater revenues from our enterprise networks business. During the six months ended June 30, 2011, we gained 6,000 HSD customers, as compared to an increase of 17,000 in the prior year period.
Phone revenues rose 7.1%, principally due to the increase in phone customers. During the six months ended June 30, 2011, we gained 1,000 phone customers, as compared to a gain of 14,000 phone customers in the prior year period.
Advertising revenues fell 9.9%, primarily due to lower levels of automotive and political advertising.
Costs and Expenses
Service costs grew 4.5%, primarily due to higher programming and, to a lesser extent, field operating expenses, offset in part by lower phone service costs. Programming expenses increased 5.0%, principally due to higher contractual rates and fees charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 16.3%, largely as a result of higher vehicle fuel and repair, fiber lease and electricity costs, offset in part by a lower usage of outside contractors. Phone service costs fell 23.8%, substantially due to cost savings provided by our transition to an internal phone service platform. Service costs as a percentage of revenues were 44.8% and 44.6% for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses increased 4.6%, mainly due to higher marketing and, to a lesser extent, bad debt expense. Marketing expenses grew 12.4%, primarily due to increased employee and other expenses related to our business service marketing. Bad debt expense rose 14.0% largely due to a higher average balance of written off accounts and, to a lesser extent, greater collection expenses. Selling, general and administrative expenses as a percentage of revenues were 16.7% and 16.6% for the six months ended June 30, 2011 and 2010, respectively.
Management fee expense was 1.4% lower, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues were 1.8% and 1.9% for the six months ended June 30, 2011 and 2010, respectively.
Depreciation and amortization rose 8.0%, largely a result of the depreciation of new investments related to our internal phone service platform.
OIBDA
OIBDA grew 3.8%, primarily due to greater revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income increased 0.3%, as the growth in OIBDA was mostly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, rose 8.8%, mainly due to higher average outstanding balances under our bank credit facility, offset in part by a lower average cost of debt.
Loss on Derivatives, Net
As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded a net loss on derivatives of $1.1 million and $20.9 million for the six months ended June 30, 2011 and 2010, respectively.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the six months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period.
Other Expense, Net
Other expense, net, was $1.1 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, other expense, net, consisted of $1.0 million of revolving credit facility commitment fees and $0.1 million of other fees. During the six months ended June 30, 2010, other expense, net, consisted of $1.1 million of revolving credit facility commitment fees and $0.3 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $22.7 million for the six months ended June 30, 2011, compared to $5.2 million in the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. Our liquidity needs in the foreseeable future include, as of June 30, 2011, scheduled term loan amortization of $6.0 million during the remainder of 2011 and $12.0 million in each of the years ending December  31, 2012 through December 31, 2014, and $87.4 million of outstanding loans under our revolving credit facility, which expires December 31, 2014. As of June 30, 2011, our sources of liquidity included $8.6 million of cash on hand and $207.4 million of unused and available lines under our revolving credit facility. We believe that cash generated by us, and available to us through our borrowing capacity under the revolving credit facility, will meet our anticipated capital and liquidity needs for the foreseeable future.

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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $79.3 million for the six months ended June 30, 2011, primarily due to OIBDA of $123.9 million, mostly offset by interest expense of $49.4 million and, to a much lesser extent, the net change in operating assets and liabilities of $5.1 million. The net change in operating assets and liabilities was largely a result of an increase in accounts receivable, net of $5.5 million, and to a lesser extent, an increase in prepaid expenses and other assets of $1.8 million, offset by a increase in deferred revenue of $1.6 million.
Net cash flows provided by operating activities were $38.7 million for the six months ended June 30, 2010, primarily due to OIBDA of $119.4 million, offset in part by interest expense of $45.4 million and the net change in operating assets and liabilities of $44.6 million. The net change in operating assets and liabilities was substantially due to a decrease in accounts payable, accrued expenses and other current liabilities of $43.8 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $37.9 million for the six months ended June 30, 2011, as compared to $49.8 million in the prior year period. The $11.9 million decline in net cash flows used in investing activities was due to an $8.9 million redemption of restricted cash and cash equivalents and, to a lesser extent, a $3.0 million reduction in capital spending. The decrease in capital spending largely reflects reduced outlays for investments in our phone service platform and customer premise equipment, offset by scalable infrastructure for our HSD service.
Net Cash Flows (Used in) Provided By Financing Activities
Net cash flows used in financing activities were $54.8 million for the six months ended June 30, 2011, primarily due to capital distributions to MCC of $136.5 million, offset in part by net borrowings of $81.4 million under the credit facility. The capital distributions to MCC partially funded the Going Private Transaction (see “— Recent Developments — Going Private Transaction” above).
Net cash flows provided by financing activities were $11.4 million for the six months ended June 30, 2010, primarily due to capital contributions from MCC of $45.0 million and, to a lesser extent, net borrowings of debt of $15.0 million offset in part by capital distributions to parent of $37.0 million, financing costs of $6.9 million and other financing activities, principally book overdrafts, of $4.7 million.
Capital Structure
As of June 30, 2011, our outstanding total indebtedness was $1.600 billion, of which approximately 65.6% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2011, we paid cash interest of $48.3 million, net of capitalized interest.

Bank Credit Facility
As of June 30, 2011, we had a $1.467 billion credit facility, of which $1.250 billion was outstanding. As of the same date, we had $207.4 million of unused lines under our $304.2 million revolving credit facility, after giving effect to $87.4 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire in the amounts of $79.0 million and $225.2 million on September 30, 2011 and December 31, 2014, respectively.
We use interest rate exchange agreements, or interest rate swaps, in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 2.9%. As of the same date, we also had $600 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.0%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under the credit facility as of June 30, 2011 and 2010 were 4.9% and 5.2%, respectively.
Senior Notes
As of June 30, 2011, we had $350.0 million of outstanding senior notes.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.
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
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future. Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2011.
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
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2011.
There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2011.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

MEDIACOM LLC
August 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
August 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation