Form 10-Q
period 2011-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2011-11-10
CIK 1064116, 1064117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

MEDIACOM LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Page

PART I

Item 1. Financial Statements	4

Consolidated Balance Sheets (unaudited) September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	28

Signatures	29

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom LLC as “Mediacom LLC,” and Mediacom LLC and its consolidated subsidiaries as “we,” “us” and “our.”

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
MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$11,219	$22,014
Restricted cash and cash equivalents	—	8,853
Accounts receivable, net of allowance for doubtful accounts of $953 and $1,228	37,944	35,318
Prepaid expenses and other current assets	9,107	8,079

Total current assets	58,270	74,264
Preferred equity investment in affiliated company	150,000	150,000

Property, plant and equipment, net of accumulated depreciation of $1,291,287 and $1,211,315	675,816	688,883
Franchise rights	616,807	616,807
Goodwill	24,046	24,046
Subscriber lists, net of accumulated amortization of $118,084 and $117,781	192	495
Other assets, net of accumulated amortization of $7,192 and $4,240	24,567	29,613

Total assets	$1,549,698	$1,584,108

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$132,748	$150,648
Deferred revenue	27,012	25,674
Current portion of long-term debt	12,000	12,000

Total current liabilities	171,760	188,322

Long-term debt, less current portion	1,591,000	1,507,000
Other non-current liabilities	42,145	23,616

Total liabilities	1,804,905	1,718,938

Commitments and contingencies (Note 10)

MEMBERS’ DEFICIT
Capital contributions	337,823	478,973
Accumulated deficit	(593,030)	(613,803)

Total members’ deficit	(255,207)	(134,830)

Total liabilities and members’ deficit	$1,549,698	$1,584,108

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$170,586	$163,564	$507,648	$487,203

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	73,636	74,278	224,651	218,780
Selling, general and administrative expenses	29,601	28,282	85,795	82,018
Management fee expense	2,644	3,093	8,573	9,108
Depreciation and amortization	29,450	26,593	88,022	80,803

Operating income	35,255	31,318	100,607	96,494

Interest expense, net	(24,193)	(23,543)	(73,627)	(68,973)
Loss on derivatives, net	(16,983)	(10,255)	(18,110)	(31,139)
Loss on early extinguishment of debt	—	—	—	(1,234)
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense, net	(504)	(717)	(1,597)	(2,136)

Net (loss) income	$(1,925)	$1,303	$20,773	$6,512

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$20,773	$6,512
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	88,022	80,803
Loss on derivatives, net	18,110	31,139
Loss on early extinguishment of debt	—	1,234
Amortization of deferred financing costs	2,952	2,398
Share-based compensation	—	429
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,626)	3,357
Prepaid expenses and other assets	(2,297)	(1,141)
Accounts payable, accrued expenses and other current liabilities	(14,216)	(71,756)
Deferred revenue	1,338	297
Other non-current liabilities	(189)	(189)

Net cash flows provided by operating activities	$111,867	$53,083

INVESTING ACTIVITIES:
Capital expenditures	(73,469)	(71,190)
Redemption of (investment in) restricted cash and cash equivalents (Note 1)	8,853	(8,850)

Net cash flows used in investing activities	$(64,616)	$(80,040)

FINANCING ACTIVITIES:
New borrowings under the bank credit facility	183,000	498,875
Repayment of borrowings under the bank credit facility	(99,000)	(486,875)
Capital contributions from parent	—	60,000
Capital distributions to parent	(141,150)	(37,000)
Financing costs	—	(6,918)
Other financing activities — book overdrafts	(896)	(2,920)

Net cash flows (used in) provided by financing activities	$(58,046)	$25,162

Net decrease in cash	(10,795)	(1,795)
CASH, beginning of period	22,014	8,868

CASH, end of period	$11,219	$7,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$79,486	$74,504

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
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.1 million for each of the three months ended September 30, 2011 and 2010, respectively and approximately $9.6 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively.
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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements or related disclosures.
In December 2010, the FASB issued Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments to ASC 350 — Intangibles — Goodwill and Other in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on our financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and, (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We do not expect that ASU 2011-04 will have a material impact on our financial statements or related disclosures.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect that ASU 2011-08 will have a material impact on our financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2011, our interest rate exchange agreement liabilities, net, were valued at $56.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$56,029	$—	$56,029

Interest rate exchange agreements — liabilities, net	$—	$56,029	$—	$56,029

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $37.9 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,180	$—	$2,180

Liabilities
Interest rate exchange agreements	$—	$40,099	$—	$40,099

Interest rate exchange agreements — liabilities, net	$—	$37,919	$—	$37,919

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2011, based upon mark-to- market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $17.7 million and an accumulated long-term liability of $38.3 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $2.2 million, an accumulated current liability of $20.5 million and an accumulated long-term liability of $19.6 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $17.0 million and $10.3 million for the three months ended September 30, 2011 and 2010, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $18.1 million and $31.1 million for the nine months ended September 30, 2011 and 2010, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Cable systems, equipment and subscriber devices	$1,871,453	$1,817,314
Furniture, fixtures and office equipment	41,745	30,374
Vehicles	35,873	35,098
Buildings and leasehold improvements	16,451	15,877
Land and land improvements	1,581	1,535

Property, plant and equipment, gross	1,967,103	1,900,198
Accumulated depreciation	(1,291,287)	(1,211,315)

Property, plant and equipment, net	$675,816	$688,883

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Accounts payable — non-affiliates	$20,140	$5,986
Accrued programming costs	19,175	17,699
Liabilities under interest rate exchange agreements	17,694	20,481
Accrued taxes and fees	16,302	15,329
Accrued payroll and benefits	11,215	10,753
Subscriber advance payments	10,176	6,105
Accrued service costs	8,733	8,232
Accrued property, plant and equipment	7,229	5,158
Accounts payable — affiliates	5,610	35,154
Accrued interest	5,338	13,737
Book overdrafts (1)	1,989	2,885
Accrued telecommunications costs	1,859	1,486
Other accrued expenses	7,288	7,643

Accounts payable, accrued expenses and other current liabilities	$132,748	$150,648

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Bank credit facility	$1,253,000	$1,169,000
9 1 /8 % senior notes due 2019	350,000	350,000

	$1,603,000	$1,519,000
Less: Current portion	12,000	12,000

Total long-term debt	$1,591,000	$1,507,000

Bank Credit Facility
As of September 30, 2011, we maintained a $1.385 billion bank credit facility (the “credit facility”), comprising:
•	$225.2 million of revolving credit commitments, which expire on December 31, 2014;

•	$619.1 million of outstanding Term Loan C borrowings, which mature on January 31, 2015;

•	$294.0 million of outstanding Term Loan D borrowings, which mature on March 31, 2017; and

•	$246.9 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.
On September 30, 2011, $79.0 million of our previously existing revolving credit commitments expired as scheduled. As of the same date, we had $122.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $93.0 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2011, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0, and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. Pursuant to the credit agreement, we are required to maintain a total leverage ratio of no more than 5.5 to 1.0 commencing October 1, 2011 and of no more than 5.0 to 1.0 commencing October 1, 2012. For all periods through September 30, 2011, we were in compliance with all of the covenants under the credit agreement, and as of September 30, 2011, our total leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.8 to 1.0, respectively.
Interest Rate Exchange Agreements
We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2011, and 2010. As of September 30, 2011:
•
We had current interest rate swaps which fixed the variable portion of $700 million of borrowings under the credit facility at a rate of 2.9%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million, $400 million and $200 million during the years ending December 31, 2011, 2012 and 2014, respectively; and

•
We had forward-starting interest rate swaps which will fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.0%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $100 million, $400 million and $200 million during the years ending December 31, 2011, 2012 and 2014, respectively.

As of September 30, 2011, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.8%, which was unchanged from the same date last year.
Senior Notes
As of September 30, 2011, we had $350 million of senior notes outstanding. Our senior notes are unsecured obligations and the indenture governing our senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of September 30, 2011, we were in compliance with all of the covenants under the indenture, and our debt to operating cash flow ratio was 5.8 to 1.0.
Debt Ratings
Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. However, there are no covenants, events of default, borrowing conditions or other terms in our credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of September 30, 2011, the fair values of our senior notes and outstanding debt under our credit facility are as follows (dollars in thousands):

9 1 /8 % senior notes due 2019	$353,938

Bank credit facility	$1,195,376

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
The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $100.0 million of borrowings under our revolving credit facility and $36.5 million of cash on hand. The balance was funded by Mediacom Broadband LLC (“Mediacom Broadband”), another wholly-owned subsidiary of MCC.
Deferred Compensation
For the three and nine months ended September 30, 2011, we recorded $0.2 million and $0.7 million, respectively, of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, adjusted for the right to receive $8.75 in cash, based upon terms of the Merger Agreement. This amount also included the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to the former share-based awards.
Total share-based compensation for the three and nine months ended September 30, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Share-based compensation expense by type of award:
Employee stock options	$7	$20
Employee stock purchase plan	23	61
Restricted stock units	116	348

Total share-based compensation expense	$146	$429

Employee Stock Purchase Plan
Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. The net employee proceeds were $0 and approximately $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The net employee proceeds were approximately $0.1 million for each of the nine months ended September 30, 2011 and 2010.

8. INVESTMENT IN AFFILIATED COMPANY
We have a $150 million preferred membership investment in Mediacom Broadband, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2011 and 2010, we received $4.5 million in cash dividends on the preferred membership interest. During each of the nine months ended September 30, 2011 and 2010, we received $13.5 million in cash dividends on the preferred membership interest.
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

Mediacom Communications Shareholders Litigation
During 2010, six purported class actions lawsuits were filed against MCC, its individual directors, including Mr. Commisso, and JMC alleging, among other things, that the defendant directors breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private. The plaintiffs sought, among other things, injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
The defendant directors, including Mr. Commisso, MCC, and JMC reached agreement with the plaintiffs in all of the foregoing actions on the terms and subject to the conditions set forth in a settlement agreement. The settlement agreement was approved by a Delaware court on June 6, 2011 and all litigation related to the going private transaction has been dismissed with prejudice. Settlement payments totaling $10.3 million were made by MCC in July 2011, of which we funded $4.6 million through a capital distribution to MCC, with the remainder being funded by Mediacom Broadband.
Other Legal Proceedings
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2011.
12. SUBSEQUENT EVENTS
We have evaluated subsequent events through November 10, 2011 (the date the financial statements were issued).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. As of September 30, 2011, we served approximately 488,000 basic subscribers, 383,000 HSD customers and 159,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).
Through our interactive broadband network, we provide our residential and commercial customers with a wide variety of products and services, including our primary services of video, high-speed data (“HSD”) and phone, which we refer to as our “triple play bundle.” We also provide network and transport services to medium and large sized businesses in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time we receive under our programming license agreements to local, regional and national advertisers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our revenues depends on several factors, including the competition we face and general economic conditions. Continuing poor economic conditions, particularly high unemployment levels and weakness in the housing sector, have contributed to lower connect activity for all of our services. While we expect improvement as the economy recovers, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have limited our offering of discounted pricing for video-only customers, as we believe it has become inefficient to offer a video product with a low gross margin in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses. If such losses were to continue, we may experience future annual declines in video revenues. We expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”).
Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, and with cellular phone services offered by national wireless providers. Weak economic conditions and, specific to phone, wireless substitution, have resulted in lower connect activity, which we believe has adversely affected our residential HSD and phone customer base. However, we believe we will be able to partially offset such affects, and continue to increase HSD and phone revenues, through future growth in commercial HSD and phone customers.
Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues may decline for the full year 2011, as 2010 was an election year.
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

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $100.0 million of borrowings under our revolving credit facility and $36.5 million of cash on hand. The balance was funded by Mediacom Broadband LLC (“Mediacom Broadband”), another wholly-owned subsidiary of MCC.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues substantially represent revenues received from local and national businesses for the placement of their commercials on channels offered on our video services.
Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; HSD costs, including costs related to bandwidth connectivity, customer provisioning, our enterprise networks business and our network operations center; phone service costs, including leased circuits, long distance and other expenses; employee costs, including wages and other expenses for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; and field operating costs, including the use of outside contractors, and vehicle, utility and pole rental expenses. These costs generally rise as a result of contractual increases in video programming rates, customer growth and inflationary cost increases for personnel, outside vendor and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. Our service costs may fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.
Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service, support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for employees and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.
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

OIBDA should not be regarded as an alternative to operating income or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.
In our Annual Report on Form 10-K for the year ended December 31, 2010, we have presented OIBDA as adjusted for non-cash stock based compensation, or “Adjusted OIBDA.” As a result of the Going Private Transaction, such compensation plans have been terminated, and we believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results.
Actual Results of Operations
Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the three months ended September 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues	$170,586	$163,564	$7,022	4.3%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	73,636	74,278	(642)	(0.9%)
Selling, general and administrative expenses	29,601	28,282	1,319	4.7%
Management fee expense	2,644	3,093	(449)	(14.5%)
Depreciation and amortization	29,450	26,593	2,857	10.7%

Operating income	35,255	31,318	3,937	12.6%

Interest expense, net	(24,193)	(23,543)	(650)	2.8%
Loss on derivatives, net	(16,983)	(10,255)	(6,728)	65.6%
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(504)	(717)	213	(29.7%)

Net (loss) income	$(1,925)	$1,303	$(3,228)	NM

OIBDA	$64,705	$57,911	$6,794	11.7%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change

OIBDA	$64,705	$57,911	$6,794	11.7%
Depreciation and amortization	(29,450)	(26,593)	(2,857)	10.7%

Operating income	$35,255	$31,318	$3,937	12.6%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Video	$99,926	$100,298	$(372)	(0.4%)
HSD	50,357	44,348	6,009	13.5%
Phone	16,316	14,681	1,635	11.1%
Advertising	3,987	4,237	(250)	(5.9%)

Total	$170,586	$163,564	$7,022	4.3%

	September 30,		Increase/
	2011	2010	(Decrease)	% Change
Basic subscribers	488,000	535,000	(47,000)	(8.8%)
HSD customers	383,000	374,000	9,000	2.4%
Phone customers	159,000	153,000	6,000	3.9%

Primary service units (PSUs)	1,030,000	1,062,000	(32,000)	(3.0%)
Digital customers	300,000	317,000	(17,000)	(5.4%)

Revenue generating units (RGUs)	1,330,000	1,379,000	(49,000)	(3.6%)

Average total monthly revenue per basic subscriber (1)	$114.53	$101.53	$13.00	12.8%
Average total monthly revenue per PSU (2)	$54.73	$51.51	$3.22	6.3%

(1)	Represents average total monthly revenues for the period divided by average basic subscribers for such period.

(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.
Revenues increased 4.3%, primarily due to higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased 12.8% to $114.53, and average total monthly revenue per PSU increased 6.3% to $54.73.
Video revenues declined 0.4%, as a result of basic subscriber losses and lower equipment rental and premium channel revenues, mostly offset by higher video unit pricing. During the three months ended September 30, 2011, we lost 17,000 basic subscribers and 9,000 digital customers, compared to a loss of 4,000 basic subscribers and an increase of 6,000 digital customers in the prior year period. Our basic subscriber and digital customer losses were negatively impacted during the three months ended September 30, 2011, compared to the prior year period as a result of aggressive marketing and promotional offers by our competitors, which included higher levels of discounted pricing. As of September 30, 2011, we served 488,000 basic subscribers, or 37.7% of our estimated homes passed, and 300,000 digital customers, or 61.5% of our basic subscribers. As of September 30, 2011, 49.2% of our digital customers were taking our DVR and/or HDTV services, compared to 43.0% as of the same date last year.

HSD revenues grew 13.5%, largely a result of greater equipment rental revenues, a larger HSD customer base and, to a lesser extent, the continued growth of our enterprise networks business. During the three months ended September 30, 2011, we lost 2,000 HSD customers, compared to an increase of 7,000 in the prior year period. As of September 30, 2011, we served 383,000 HSD customers, or 29.6% of our estimated homes passed.
Phone revenues were 11.1% higher, primarily due to a larger phone customer base and the collection of termination fees in connection with our transition to an internal phone service platform. During the three months ended September 30, 2011, we gained 1,000 phone customers, compared to an increase of 4,000 phone customers in the prior year period. As of September 30, 2011, we served 159,000 phone customers, or 13.4% of our estimated marketable phone homes.
Advertising revenues were 5.9% lower, mainly due to lower levels of national advertising, offset by higher levels of local advertising.
Costs and Expenses
Service costs decreased 0.9%, as higher field operating and, to a lesser extent, programming and employee operating costs were more than offset by dramatically lower phone service costs. Phone service costs fell 53.6%, substantially due to cost savings resulting from our transition from a third party provider to an internal phone service platform. Field operating costs rose 16.4%, largely as a result of higher vehicle fuel and repair, pole rental and fiber lease costs. Programming expenses were 1.2% higher, principally due to greater retransmission consent fees, mostly offset by a lower video customer base. Employee operating costs increased 5.6%, primarily due to an unfavorable shift in employee benefit expenses. Service costs as a percentage of revenues were 43.2% and 45.4% for the three months ended September 30, 2011 and 2010, respectively.
Selling, general and administrative expenses increased 4.7%, mainly due to higher marketing and, to a lesser extent, employee expenses. Marketing expenses grew 11.2%, primarily due to higher levels of business services marketing. Employee costs rose 6.8%, largely as a result of greater employee compensation, and an unfavorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 17.4% and 17.3% for the three months ended September 30, 2011 and 2010, respectively.
Management fee expense fell 14.5%, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues was 1.5% and 1.9% for the three months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization increased 10.7%, largely a result of the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.
OIBDA
OIBDA grew 11.7%, primarily due to greater revenues and the decline in service costs, offset in part by higher selling, general and administrative expenses.
Operating Income
Operating income rose 12.6%, as the growth in OIBDA was partly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, increased 2.8%, substantially due to higher average outstanding balances under our bank credit facility (the “credit facility”).
Loss on Derivatives, Net
As of September 30, 2011, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.4 billion, of which $700 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $17.0 million and $10.3 million for the three months ended September 30, 2011 and 2010, respectively.

Investment Income from Affiliate
Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2011 and 2010. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.
Other Expense, Net
Other expense, net, was $0.5 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, other expense, net, consisted of $0.4 million revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended September 30, 2010, other expense, net, consisted of $0.6 million of revolving credit facility commitment fees and $0.1 million of other fees.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $1.9 million for the three months ended September 30, 2011, compared to net income of $1.3 million for the three months ended September 30, 2010.
Actual Results of Operations
Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the nine months ended September 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues	$507,648	$487,203	$20,445	4.2%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	224,651	218,780	5,871	2.7%
Selling, general and administrative expenses	85,795	82,018	3,777	4.6%
Management fee expense	8,573	9,108	(535)	(5.9%)
Depreciation and amortization	88,022	80,803	7,219	8.9%

Operating income	100,607	96,494	4,113	4.3%

Interest expense, net	(73,627)	(68,973)	(4,654)	6.7%
Loss on derivatives, net	(18,110)	(31,139)	13,029	(41.8%)
Loss on early extinguishment of debt	—	(1,234)	1,234	NM
Investment income from affiliate	13,500	13,500	—	NM
Other expense, net	(1,597)	(2,136)	539	(25.2%)

Net income	$20,773	$6,512	$14,261	NM

OIBDA	$188,629	$177,297	$11,332	6.4%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change

OIBDA	$188,629	$177,297	$11,332	6.4%
Depreciation and amortization	(88,022)	(80,803)	(7,219)	8.9%

Operating income	$100,607	$96,494	$4,113	4.3%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the nine months ended, September 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Video	$303,654	$300,202	$3,452	1.1%
HSD	145,442	131,079	14,363	11.0%
Phone	47,277	43,597	3,680	8.4%
Advertising	11,275	12,325	(1,050)	(8.5%)

Total	$507,648	$487,203	$20,445	4.2%

	September 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	488,000	535,000	(47,000)	(8.8%)
HSD customers	383,000	374,000	9,000	2.4%
Phone customers	159,000	153,000	6,000	3.9%

Primary service units (PSUs)	1,030,000	1,062,000	(32,000)	(3.0%)
Digital customers	300,000	317,000	(17,000)	(5.4%)

Revenue generating units (RGUs)	1,330,000	1,379,000	(49,000)	(3.6%)

Average total monthly revenue per basic subscriber	$110.82	$99.97	$10.85	10.9%
Average total monthly revenue per PSU	$53.82	$51.68	$2.14	4.1%
Revenues increased 4.2%, primarily due to higher HSD and, to a much lesser extent, phone and video revenues. Average total monthly revenue per basic subscriber increased 10.8% to $110.82, and average total monthly revenue per PSU increased 4.1% to $53.82.
Video revenues increased 1.1%, as higher video unit pricing was mostly offset by basic subscriber losses and lower equipment rental and premium channel revenues. During the nine months ended September 30, 2011, we lost 42,000 basic subscribers and 22,000 digital customers, compared to a loss of 13,000 basic subscribers and an increase of 17,000 digital customers in the prior year period.
HSD revenues grew 11.0%, largely due to a larger HSD customer base and, to a lesser extent, greater equipment rental revenues and the continued growth of our enterprise networks business. During the nine months ended September 30, 2011, we gained 4,000 HSD customers, compared to an increase of 24,000 in the prior year period.
Phone revenues rose 8.4%, principally due to a larger phone customer base and the collection of termination fees in connection with our transition to an internal phone service platform. During the nine months ended September 30, 2011, we gained 2,000 phone customers, compared to a gain of 18,000 phone customers in the prior year period.

Advertising revenues fell 8.5%, largely as a result of an unfavorable comparison to the prior year period, which had strong political revenues due to an election year.
Costs and Expenses
Service costs grew 2.7%, primarily due to higher programming, field operating and, to a lesser extent, employee operating costs, offset in part by lower phone service costs. Programming expenses increased 3.7%, principally due to higher contractual rates and fees charged by our programming vendors and, to a lesser extent, greater retransmission consent expenses, offset in part by a lower video customer base. Field operating costs rose 16.3%, largely as a result of higher vehicle fuel and repair, fiber lease, pole rental and electricity costs, offset in part by a lower usage of outside contractors. Employee operating costs increased 6.9%, largely as a result of an unfavorable shift in employee benefit expenses and greater employee compensation. Phone service costs fell 34.0%, substantially due to cost savings resulting from our transition to an internal phone service platform. Service costs as a percentage of revenues were 44.3% and 44.9% for the nine months ended September 30, 2011 and 2010, respectively.
Selling, general and administrative expenses were 4.6% higher, mainly due to higher marketing and, to a lesser extent, bad debt expenses. Marketing expenses grew 12.0%, primarily due to higher levels of business services marketing. Bad debt expense rose 9.7%, principally due to a higher average balance of written off accounts. Selling, general and administrative expenses as a percentage of revenues were 16.9% and 16.8% for the nine months ended September 30, 2011 and 2010, respectively.
Management fee expense fell 5.9%, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues was 1.7% and 1.9% for the nine months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization increased 8.9%, largely a result of the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.
OIBDA
OIBDA grew 6.4%, primarily due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income increased 4.3%, as the growth in OIBDA was partly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, was 6.7% higher, due to greater average outstanding balances and a higher cost of debt on borrowings under our bank credit facility.
Loss on Derivatives, Net
As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded a net loss on derivatives of $18.1 million and $31.1 million for the nine months ended September 30, 2011 and 2010, respectively.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the nine months ended September 30, 2010, which represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period.
Investment Income from Affiliate
Investment income from affiliate was $13.5 million for each of the nine months ended September 30, 2011 and 2010. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband.

Other Expense, Net
Other expense, net, was $1.6 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, other expense, net, consisted of $1.4 million of revolving credit facility commitment fees and $0.2 million of other fees. During the nine months ended September 30, 2010, other expense, net, consisted of $1.7 million of revolving credit facility commitment fees and $0.4 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $20.8 million for the nine months ended September 30, 2011, compared to $6.5 million in the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. Our liquidity needs in the foreseeable future include, as of September 30, 2011, scheduled term loan amortization of $3.0 million during the remainder of 2011 and $12.0 million in each of the years ending December 31, 2012 through December 31, 2014, and $93.0 million of outstanding loans under our revolving credit facility, which expires December 31, 2014. As of September 30, 2011, our sources of liquidity included $11.2 million of cash on hand and $122.8 million of unused and available lines under our revolving credit facility. We believe that cash generated by us, and available to us through our borrowing capacity under the revolving credit facility, will meet our anticipated capital and liquidity needs for the foreseeable future.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $111.9 million for the nine months ended September 30, 2011, primarily due to OIBDA of $188.6 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $73.6 million and, to a much lesser extent, the net change in operating assets and liabilities of $18.0 million. The net change in operating assets and liabilities was largely the result of a net decline in accounts payable, accrued expenses and other current liabilities of $14.2 million, which included a $29.5 million reduction in accounts payable to affiliate.
Net cash flows provided by operating activities were $53.1 million for the nine months ended September 30, 2010, primarily due to OIBDA of $177.3 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $69.0 million and the net change in operating assets and liabilities of $69.4 million. The net change in operating assets and liabilities was substantially due to a net decrease in accounts payable, accrued expenses and other current liabilities of $71.8 million, which included a $65.9 million reduction in accounts payable to affiliate.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $64.6 million for the nine months ended September 30, 2011, as compared to $80.0 million in the prior year period. The $15.4 million decline in net cash flows used in investing activities was due to the redemption of restricted cash and cash equivalents that had been invested in the prior year period and, to a lesser extent, a $2.3 million increase in capital spending. The increase in capital spending largely reflects greater investments in scalable infrastructure for our HSD service and, to a lesser extent, operating inventory fluctuations and increased vehicle purchases, offset in part by reduced outlays for investments in our phone service platform and customer premise equipment.

Net Cash Flows (Used in) Provided By Financing Activities
Net cash flows used in financing activities were $58.0 million for the nine months ended September 30, 2011, primarily due to capital distributions to MCC of $141.2 million, offset in part by net borrowings of $84.0 million under the credit facility. The capital distributions to MCC were ultimately used to partially fund the Going Private Transaction (see “— Recent Developments — Going Private Transaction”).
Net cash flows provided by financing activities were $25.2 million for the nine months ended September 30, 2010, due to capital contributions from MCC of $60.0 million and, to a lesser extent, net borrowings of $12.0 million under the credit facility, offset in part by capital distributions to MCC of $37.0 million and, to a much lesser extent, financing costs of $6.9 million and other financing activities, principally book overdrafts, of $2.9 million.
Capital Structure
As of September 30, 2011, our total indebtedness was $1.603 billion, of which approximately 66% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2011, we paid cash interest of $79.5 million, net of capitalized interest.
Bank Credit Facility
As of September 30, 2011, we maintained a $1.385 billion credit facility, comprising $1.160 billion of term loans with maturities ranging from January 2015 to March 2017, and a $225.2 million revolving credit facility, which was scheduled to expire on December 31, 2014. As of the same date, we had $122.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $93.0 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.
We use interest rate swaps in order to fix the variable portion of debt under the credit facility, which we believe reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 2.9%. As of the same date, we also had $700 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.0%.
Including the effects of our interest rate swaps, the average interest rates on outstanding debt under the credit facility as of September 30, 2011 and 2010 was 4.8%.
Senior Notes
As of September 30, 2011, we had $350 million of outstanding senior notes.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.
Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. However, there are no covenants, events of default, borrowing conditions or other terms in our debt arrangements that are based on changes in our credit rating assigned by any rating agency.
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
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future. Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2011.
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
Mediacom LLC
Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of September 30, 2011.
There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.
Mediacom Capital Corporation
Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2011.
There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.
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
101
The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC
November 10, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION
November 10, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation
32.1	Section 1350 Certifications of Mediacom LLC
32.2	Section 1350 Certifications of Mediacom Capital Corporation
101
The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to Consolidated Financial Statements