Form 10-Q
period 2012-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2012-08-13
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

(845) 695-2600

(Registrants’ telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

This Quarterly Report on Form 10-Q is for the three months ended June 30, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom LLC and its direct and indirect subsidiaries (including Mediacom Capital Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from existing and new competitors;

•	lower demand for our residential and business services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and other delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	our ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of our network and information systems, including those caused by natural disasters;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and

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

PART I

ITEM  1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$8,401	$12,438
Accounts receivable, net of allowance for doubtful accounts of $645 and $740	43,780	35,648
Prepaid expenses and other current assets	9,220	6,736

Total current assets	61,401	54,822
Preferred equity investment in affiliated company	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,362,619 and $1,315,170	664,923	675,555
Franchise rights	614,499	616,807
Goodwill	23,907	24,046
Subscriber lists, net of accumulated amortization of $118,264 and $118,186	38	90
Other assets, net of accumulated amortization of $6,918 and $8,143	20,692	23,840

Total assets	$1,535,460	$1,545,160

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$155,017	$146,073
Deferred revenue	26,981	26,608
Current portion of long-term debt	9,000	12,000

Total current liabilities	190,998	184,681
Long-term debt, less current portion	1,528,000	1,571,000
Other non-current liabilities	37,350	39,050

Total liabilities	1,756,348	1,794,731

Commitments and contingencies (Note 10)

MEMBER'S DEFICIT
Capital contributions	335,096	335,979
Accumulated deficit	(555,984)	(585,550)

Total member's deficit	(220,888)	(249,571)

Total liabilities and member's deficit	$1,535,460	$1,545,160

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$170,694	$170,755	$339,351	$337,062
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,496	74,455	148,209	151,016
Selling, general and administrative expenses	28,373	28,652	55,991	56,193
Management fee expense	2,875	2,847	6,335	5,928
Depreciation and amortization	29,010	29,409	58,076	58,709

Operating income	35,940	35,392	70,740	65,216
Interest expense, net	(24,210)	(24,424)	(48,504)	(49,435)
(Loss) gain on derivatives, net	(1,110)	(8,830)	502	(1,128)
Gain on sale of cable systems, net	5,202	—	5,202	—
Loss on early extinguishment of debt	—	—	(6,468)	—
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(434)	(535)	(897)	(1,091)

Net income	$19,888	$6,103	$29,575	$22,562

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$29,575	$22,562
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	58,076	58,709
(Gain) loss on derivatives, net	(502)	1,128
Gain on sale of cable systems, net	(5,202)	—
Loss on early extinguishment of debt	6,468	—
Amortization of deferred financing costs	1,725	1,991
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(8,132)	(5,461)
Prepaid expenses and other assets	(2,878)	(909)
Accounts payable, accrued expenses and other current liabilities	12,234	868
Deferred revenue	373	1,589
Other non-current liabilities	(40)	(126)

Net cash flows provided by operating activities	$91,697	$80,351

INVESTING ACTIVITIES:
Capital expenditures	$(49,335)	$(47,834)
Acquisition of cable systems	(1,186)	—
Change in accrued property, plant and equipment	(3,774)	—
Proceeds from sale of cable systems, net	11,018	—
Redemption of restricted cash and cash equivalents	—	8,853

Net cash flows used in investing activities	$(43,277)	$(38,981)

FINANCING ACTIVITIES:
New borrowings of bank debt	$115,009	$148,400
Repayment of bank debt	(411,009)	(67,000)
Issuance of senior notes	250,000	—
Capital contributions from parent	15,000	—
Capital distributions to parent	(15,000)	(136,500)
Financing costs	(4,890)	—
Other financing activities - book overdrafts	(1,567)	302

Net cash flows used in financing activities	$(52,457)	$(54,798)

Net decrease in cash	(4,037)	(13,428)

CASH, beginning of period	12,438	22,014

CASH, end of period	$8,401	$8,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$39,599	$48,293

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.1 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $6.2 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the impact of the revision on our three month ended Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$29,341	$68	$29,409
Operating income	35,460	(68)	35,392
Net income	6,171	(68)	6,103

The following table presents the impact of the revision on our six month ended Consolidated Statements of Operations (dollars in thousands):

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$58,573	$136	$58,709
Operating income	65,352	(136)	65,216
Net income	22,698	(136)	22,562

The following table presents the impact of the revision on our six month ended Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$22,698	$(136)	$22,562
Depreciation and amortization expense	58,573	136	58,709
Changes in assets and liabilities	(5,082)	1,043	(4,039)
Net cash flows provided by operating activities	79,308	1,043	80,351
Capital expenditures	(46,791)	(1,043)	(47,834)
Net cash flows used in investing activities	(37,938)	(1,043)	(38,981)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Intangibles—Goodwill and Other (Topic 350). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently assessing the potential impact that the adoption of ASU 2012-02 will have on our consolidated financial statements.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2012, our interest rate exchange agreement liabilities, net, were valued at $52.6 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$52,595	$—	$52,595

Interest rate exchange agreements - liabilities, net	$—	$52,595	$—	$52,595

As of December 31, 2011, our interest rate exchange agreement liabilities, net, were valued at $53.1 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$53,097	$—	$53,097

Interest rate exchange agreements - liabilities, net	$—	$53,097	$—	$53,097

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $18.5 million and an accumulated long-term liability of $34.1 million. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $17.3 million and an accumulated long-term liability of $35.8 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded net losses on derivatives of $1.1 million and $8.8 million for the three months ended June 30, 2012 and 2011, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $0.5 million and a net loss of $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Cable systems, equipment and subscriber devices	$1,924,441	$1,888,852
Furniture, fixtures and office equipment	49,792	47,467
Vehicles	35,047	36,208
Buildings and leasehold improvements	16,681	16,617
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	2,027,542	1,990,725
Accumulated depreciation	(1,362,619)	(1,315,170)

Property, plant and equipment, net	$664,923	$675,555

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Accounts payable - non-affiliates	$21,558	$19,728
Accrued interest	20,504	13,319
Accrued programming costs	19,462	19,040
Liabilities under interest rate exchange agreements	18,469	17,311
Accrued taxes and fees	15,683	16,733
Accrued payroll and benefits	11,529	12,232
Subscriber advance payments	10,938	10,301
Accounts payable - affiliates	10,267	6,924
Accrued service costs	9,256	9,208
Accrued property, plant and equipment	4,371	8,145
Book overdrafts (1)	2,719	3,393
Accrued telecommunications costs	1,217	1,179
Other accrued expenses	9,044	8,560

Accounts payable, accrued expenses and other current liabilities	$155,017	$146,073

(1)

Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2012 and December 31, 2011, our debt consisted of (dollars in thousands):

	June 30, 2012	December 31, 2011
Bank credit facility	$937,000	$1,233,000
9 1/8% senior notes due 2019	350,000	350,000
7 1/4% senior notes due 2022	250,000	—

Total debt	$1,537,000	$1,583,000
Less: current portion	9,000	12,000

Total long-term debt	$1,528,000	$1,571,000

Bank Credit Facility

As of June 30, 2012, we maintained a $1.084 billion bank credit facility (the “credit facility”), comprising:

•	$225.2 million of revolving credit commitments, which expire on December 31, 2014;

•	$614.3 million of outstanding Term Loan C borrowings, which mature on January 31, 2015; and

•	$245.0 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.

As of June 30, 2012, we had $138.0 million of unused revolving credit commitments, all of which were able to be borrowed and used for general corporate purposes, after giving effect to $77.7 million of outstanding loans and $9.5 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. The total leverage ratio covenant will be reduced to 5.0 to 1.0 commencing on October 1, 2012. For all periods through June 30, 2012, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 3.3 to 1.0 and 2.8 to 1.0, respectively.

On February 7, 2012, the entire outstanding amount of $293.3 million under Term Loan D of the credit facility was repaid with proceeds from the issuance of new senior notes combined with a draw down from our revolving credit commitments. See “Senior Notes.” As a result of the repayment of Term Loan D, we recorded in our consolidated statements of operations a loss on early extinguishment of $6.5 million for the six months ended June 30, 2012. This amount represents the write-off of unamortized deferred financing costs.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, June 30, 2012, and 2011. As of June 30, 2012:

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

As of June 30, 2012, the average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.6%, as compared to 4.9% as of the same date last year.

Senior Notes

As of June 30, 2012, we had $600 million of senior notes outstanding, of which $350 million are due in August 2019 and $250 million are due in February 2022. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of June 30, 2012, we were in compliance with all of the covenants under the indenture and, as of the same date, our debt to operating cash flow ratio was 5.5 to 1.0.

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

Fair Value

As of June 30, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$379,750
7 1/4% senior notes due 2022	254,375

$634,125

Bank credit facility	$908,906

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

8. PREFERRED EQUITY INVESTMENT IN AFFILIATED COMPANY

We have a $150 million preferred membership investment in Mediacom Broadband, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2012 and 2011, we received $4.5 million in cash dividends on the preferred membership interest. During each of the six months ended June 30, 2012 and 2011, we received $9.0 million in cash dividends on the preferred membership interest.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees amounted to $2.9 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us).

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

On April 22, 2011, the Circuit Court of Clay County, Missouri issued an opinion and order decertifying the class in this putative class action. A notice of appeal was filed by the plaintiff on May 2, 2011 regarding the court’s decertification of the class and the court’s refusal to award prejudgment interest on the Gary and Janice Ogg judgment. On August 7, 2012, the Missouri Court of Appeals, Western District affirmed the court’s decertification of the class and reversed the court’s refusal to award prejudgement interest on the Ogg judgment. If the plaintiffs seek to have this case heard before the Missouri Supreme Court, we will vigorously defend any such appeal as well as any claims made by the other members of the purported class.

We believe that the amount of actual liability would not have a significant effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance, however, if ultimately the decision of the Circuit Court of Clay County, Missouri is reversed by the Missouri Supreme Court that the actual liability ultimately determined for all members of the class would not exceed our estimated range or any amount derived from the verdict rendered on March 18, 2009. We have tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend us under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.

Other Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

In accordance with ASU 2010-28, we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2012.

12. SALE AND ACQUISITION OF CABLE SYSTEMS, NET

In May 2012, we sold a non-strategic cable system that served approximately 3,000 video and 1,200 HSD customers. We received proceeds of approximately $11.0 million, yielding a gain on sale of cable systems, net, of $5.2 million, which was recorded in our statements of operations for the three and six months ended June 30, 2012.

In June 2012, we acquired certain cable assets serving about 600 video, 400 HSD and 600 phone customers for approximately $1.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of June 30, 2012, we served approximately 458,000 video customers, 401,000 HSD customers and 168,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).

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

Our performance has been affected by general economic conditions and by the competition we face. We believe high unemployment levels and weakness in the housing sector and consumer spending have, in part, contributed to lower connect activity for all of our services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

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

Certain local telephone companies, including AT&T and Verizon, have deployed fiber-based networks which allow for a triple play bundle that is comparable to ours. As of June 30, 2012, based on internal estimates, approximately 10% of our cable systems actively competed with these local telephone companies.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues will increase for the full year 2012, as this is an election year.

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

Sale and Acquisition of Cable Systems, Net

In May 2012, we sold a non-strategic cable system that served approximately 3,000 video and 1,200 HSD customers. We received proceeds of approximately $11.0 million, yielding a gain on sale of cable systems, net of $5.2 million which was recorded in our statements of operations for the three and six months ended June 30, 2012. In June 2012, we acquired certain cable assets serving about 600 video, 400 HSD and 600 phone customers for approximately $1.2 million.

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

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large sized businesses for our scalable, fiber-based enterprise networks products and services, which include wireless telephone providers for their cell tower backhaul requirements.

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

Actual Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$170,694	$170,755	$(61)	0.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,496	74,455	41	0.1%
Selling, general and administrative expenses	28,373	28,652	(279)	(1.0%)
Management fee expense	2,875	2,847	28	1.0%
Depreciation and amortization	29,010	29,409	(399)	(1.4%)

Operating income	35,940	35,392	548	1.5%
Interest expense, net	(24,210)	(24,424)	214	(0.9%)
Loss on derivatives, net	(1,110)	(8,830)	7,720	NM
Gain on sale of cable systems, net	5,202	—	5,202	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(434)	(535)	101	(18.9%)

Net income	$19,888	$6,103	$13,785	NM

OIBDA	$64,950	$64,801	$149	0.2%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
OIBDA	$64,950	$64,801	$149	0.2%
Depreciation and amortization	(29,010)	(29,409)	399	(1.4%)

Operating income	$35,940	$35,392	$548	1.5%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2012 and 2011 (dollars in thousands, except per customer and per unit data):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Video	$91,171	$96,711	$(5,540)	(5.7%)
HSD	46,750	43,024	3,726	8.7%
Phone	15,133	15,297	(164)	(1.1%)
Business services	13,682	11,679	2,003	17.2%
Advertising	3,958	4,044	(86)	(2.1%)

Total	$170,694	$170,755	$(61)	0.0%

	June 30,		Increase/ (Decrease)	% Change
	2012	2011
Video customers	458,000	505,000	(47,000)	(9.3%)
HSD customers	401,000	385,000	16,000	4.2%
Phone customers	168,000	158,000	10,000	6.3%

Primary service units (PSUs)	1,027,000	1,048,000	(21,000)	(2.0%)
Digital customers	302,000	309,000	(7,000)	(2.3%)

Revenue generating units	1,329,000	1,357,000	(28,000)	(2.1%)

Average total monthly revenue per video customer (1)	$122.89	$110.95	$11.94	10.8%
Average total monthly revenue per PSU (2)	$55.29	$53.87	$1.42	2.6%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues were unchanged from the prior year period, as lower video revenues were offset by greater HSD and business services revenues. Average total monthly revenue per video customer increased 10.8% to $122.89, and average total monthly revenue per PSU increased 2.6% to $55.29.

Video revenues declined 5.7%, mainly due to video customer losses, offset in part by higher unit pricing. During the three months ended June 30, 2012, we lost 7,600 video customers, excluding the net effect of an acquisition and a disposition, compared to 16,000 lost in the prior year period. As of June 30, 2012, we served 458,000 video customers, or 35.4% of our estimated homes passed. As of the same date, 65.9% of our video customers were digital customers, and 50.5% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 8.7%, largely as a result of higher unit pricing and, to a lesser extent, an increased HSD customer base. During the three months ended June 30, 2012, we gained 3,800 HSD customers, excluding the net effect of an acquisition and a disposition, compared to a loss of 1,000 in the prior year period. As of June 30, 2012, we served 401,000 HSD customers, or 31.0% of our estimated homes passed.

Phone revenues were 1.1% lower, as lower unit pricing was offset in part by a larger phone customer base. During the three months ended June 30, 2012, we gained 2,400 phone customers, excluding the effect of an acquisition, compared to no change in the prior year period. As of June 30, 2012, we served 168,000 phone customers, or 13.0% of our estimated homes passed.

Business services revenues rose 17.2%, primarily due to increases in commercial HSD and phone customers and, to a lesser extent, enterprise networks business customers.

Advertising revenues decreased 2.1%, principally due to lower levels of local advertising, offset by higher levels of national advertising.

Costs and Expenses

Service costs increased 0.1%, primarily due to greater field operating, employee and, to a lesser extent, programming expenses, mostly offset by lower utilities, HSD and phone service costs. Field operating costs were 12.3% higher, primarily due to a greater use of outside contractors and, to a lesser extent, increased fiber lease expenses, offset in part by lower vehicle fuel costs. Employee costs grew 5.0%, largely as a result of an greater staffing levels and, to a lesser extent, an unfavorable insurance adjustment. Programming costs increased 0.5%, mainly due to greater retransmission consent fees and higher contractual rates charged by our programming vendors, mostly offset by lower expenses resulting from a lower number of video customers. Utilities expenses declined 13.9%, substantially due to a reduction in electric utility costs. HSD service costs fell 22.3%, principally due to lower connectivity costs. Phone service costs were 12.7% lower, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Service costs as a percentage of revenues were 43.6% for each of the three months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses decreased 1.0%, mainly due to lower bad debt, customer service employee costs and taxes and fees, mostly offset by higher marketing costs. Bad debt fell 15.6%, principally due to a lower number of written off accounts. Customer service employee costs declined 7.2%, reflecting lower levels of call center activity. Taxes and fees decreased 5.8%, mainly due to a decline in franchise fees and property taxes. Employee marketing costs were 18.5% higher, largely as a result of increased business services marketing and direct sales staffing levels. Non-employee marketing costs increased 16.8%, primarily due to costs related to our rebranding and greater spending on internet advertising, direct mail, and market research. Selling, general and administrative expenses as a percentage of revenues were 16.6% and 16.8% for the three months ended June 30, 2012 and 2011, respectively.

Management fee expense was 1.0% higher, reflecting increased overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.7% for each of the three months ended June 30, 2012 and 2011.

Depreciation and amortization decreased 1.4%, largely as a result of certain assets becoming fully depreciated, mostly offset by the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.

OIBDA

OIBDA increased 0.2%, due to the decline in selling, general and administrative expenses, mainly offset by a decrease in revenues.

Operating Income

Operating income increased 1.5%, principally due to the decline in depreciation and amortization and, to a lesser extent, the growth in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 0.9%, due to lower average outstanding indebtedness, mostly offset by a higher average cost of debt.

Loss on Derivatives, Net

As of June 30, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.3 billion, of which $600 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $1.1 million and $8.8 million for the three months ended June 30, 2012 and 2011, respectively.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net, of $5.2 million in our statements of operations for the three months ended June 30, 2012.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2012 and 2011. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 8 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, other expense, net, consisted of $0.3 million of revolving credit commitment fees and $0.1 million of other fees. During the three months ended June 30, 2011, other expense, net, substantially consisted of revolving credit facility commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $19.9 million for the three months ended June 30, 2012, compared to $6.1 million for the three months ended June 30, 2011.

Actual Results of Operations

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$339,351	$337,062	$2,289	0.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	148,209	151,016	(2,807)	(1.9%)
Selling, general and administrative expenses	55,991	56,193	(202)	(0.4%)
Management fee expense	6,335	5,928	407	6.9%
Depreciation and amortization	58,076	58,709	(633)	(1.1%)

Operating income	70,740	65,216	5,524	8.5%
Interest expense, net	(48,504)	(49,435)	931	(1.9%)
Gain (loss) on derivatives, net	502	(1,128)	1,630	NM
Gain on sale of cable systems, net	5,202	—	5,202	NM
Loss on early extinguishment of debt	(6,468)	—	(6,468)	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(897)	(1,091)	194	(17.8%)

Net income	$29,575	$22,562	$7,013	31.1%

OIBDA	$128,816	$123,925	$4,891	3.9%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
OIBDA	$128,816	$123,925	$4,891	3.9%
Depreciation and amortization	(58,076)	(58,709)	633	(1.1%)

Operating income	$70,740	$65,216	$5,524	8.5%

Revenues

The table below sets forth our revenues for the six months ended, June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Video	$182,111	$192,546	$(10,434)	(5.4%)
HSD	92,446	84,102	8,344	9.9%
Phone	30,229	29,996	233	0.8%
Business services	26,941	23,130	3,811	16.5%
Advertising	7,624	7,288	336	4.6%

Total	$339,351	$337,062	$2,290	0.7%

Revenues increased 0.7%, primarily due to greater HSD revenues and, to a lesser extent, business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 11.9% to $121.50, and average total monthly revenue per PSU increased 4.2% to $55.40.

Video revenues declined 5.4%, mainly due to video customer losses, offset in part by higher unit pricing. During the six months ended June 30, 2012, we lost 12,600 video customers, excluding the net effect of an acquisition and a disposition, compared to 25,000 in the prior year period.

HSD revenues grew 9.9%, largely as a result of higher unit pricing and, to a lesser extent, an increased HSD customer base. During the six months ended June 30, 2012, we gained 18,800 HSD customers, excluding the net effect of an acquisition and a disposition, compared to an increase of 6,000 in the prior year period.

Phone revenues were 0.8% higher, as a larger phone customer base was offset in part by lower unit pricing. During the six months ended June 30, 2012, we gained 8,400 phone customers, excluding the effect of an acquisition, compared to an increase of 1,000 in the prior year period.

Business services revenues rose 16.5%, primarily due to an increase in commercial HSD, phone customers and larger base of enterprise networks business customers.

Advertising revenues grew 4.6%, principally due to increased levels of national advertising, offset by lower local advertising.

Costs and Expenses

Service costs decreased 1.9%, primarily due to lower phone service and, to a much lesser extent, HSD service costs, offset in part by greater field operating costs. Phone service costs fell 33.9%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. HSD service costs decreased 18.7%, principally due to lower connectivity costs. Field operating costs grew 13.7%, largely as a result of a greater use of outside contractors and, to a lesser extent, unfavorable insurance adjustments and higher fiber lease and cable location costs, offset in part by a reduction in electric utility and vehicle fuel expenses. Service costs as a percentage of revenues were 43.7% and 44.8% for the six months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses decreased 0.4%, mainly due to lower administrative and customer service employee costs, bad debt and taxes and fees, mostly offset by higher marketing costs. Administrative and customer service employee costs were 13.8% and 5.0% lower, respectively, largely as a result of reduced staffing levels. Bad debt fell 13.1%, primarily due to a lower number of written off accounts. Taxes and fees decreased 5.3%, mainly due to a decline in franchise fees and property taxes. Non-employee marketing costs increased 13.8%, primarily due to costs related to our rebranding and greater spending on direct mail, market research and internet and radio advertising Employee marketing costs were 23.5% higher, largely as a result of increased business services marketing and direct sales staffing levels. Selling, general and administrative expenses as a percentage of revenues were 16.5% and 16.7% for the six months ended June 30, 2012 and 2011, respectively.

Management fee expense was 6.9% higher, reflecting greater overhead charges costs charged by MCC. Management fee expense as a percentage of revenues was 1.9% and 1.8% for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization decreased 1.1%, largely as a result of certain assets becoming fully depreciated, mostly offset by the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 3.9%, primarily due to lower service costs and greater revenues.

Operating Income

Operating income rose 8.5%, principally due to the growth in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 1.9%, as lower average outstanding indebtedness was mostly offset by a higher average cost of debt

Gain (Loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $0.5 million and a net loss on derivatives of $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the six months ended June 30, 2012. This amount represents the write-off of deferred financing costs as a result of the repayment of certain term loans.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net of $5.2 million in our statements of operations for the six months ended June 30, 2012.

Investment Income from Affiliate

Investment income from affiliate was $9.0 million for each of the six months ended June 30, 2012 and 2011. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 8 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, other expense, net, consisted of $0.6 million of revolving credit commitment fees and $0.3 million of other fees. During the six months ended June 30, 2011, other expense, net, consisted of $1.0 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $29.6 million for the six months ended June 30, 2012, compared to $22.6 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. Our liquidity requirements in the foreseeable future include scheduled term loan amortization of $4.5 million during the remainder of 2012 and $9.0 million in each of the years ending December 31, 2013 and 2014, and $77.7 million of outstanding loans under our revolving credit facility, which is scheduled to expire on December 31, 2014.

As of June 30, 2012, our sources of liquidity included $8.4 million of cash on hand and $138.0 million of unused and available lines under our revolving credit facility. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the foreseeable future.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $91.7 million for the six months ended June 30, 2012, primarily due to OIBDA of $128.8 million and, to a much lesser extent, the $1.6 million net change in our operating assets and liabilities, offset in part by interest expense of $48.5 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $12.2 million, offset in part by an increase in accounts receivable, net of $8.1 million and an increase in prepaid expenses and other assets of $2.9 million.

Net cash flows provided by operating activities were $80.4 million for the six months ended June 30, 2011, primarily due to OIBDA of $123.9 million, mostly offset by interest expense of $49.4 million and, to a much lesser extent, the net change in operating assets and liabilities of $4.0 million. The net change in operating assets and liabilities was largely as a result of an increase in accounts receivable, net of $5.5 million, offset in part by an increase in deferred revenue of $1.6 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $43.3 million for the six months ended June 30, 2012, compared to $39.0 million in the prior year period. The $4.3 million increase in net cash flows used in investing activities was primarily due to a $8.9 million redemption of restricted cash and cash equivalents in the prior year period and, to a lesser extent, a $3.8 million net change in accrued plant, property and equipment, a $1.5 million increase in capital expenditures and a $1.2 million acquisition of certain cable assets, offset by $11.0 million of proceeds from the sale of cable systems. The growth in capital expenditures largely reflects spending on the expansion of our fiber network, mostly offset by reduced outlays for investments in our phone service and HSD platforms.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $52.5 million for the six months ended June 30, 2012, principally due to net repayments of $296.0 million under the credit facility and, to a much lesser extent, financing costs of $4.9 million and book overdrafts of $1.6 million, mostly offset by the $250.0 million issuance of new senior notes. See “New Financing.”

Net cash flows used in financing activities were $54.8 million for the six months ended June 30, 2011, primarily due to capital distributions to MCC of $136.5 million, which were mainly funded by net borrowings of $81.4 million under the credit facility. The capital distributions to MCC included a distribution to partially fund the Going Private Transaction. See Note 7 in our Notes to Consolidated Financial Statements.

Capital Structure

As of June 30, 2012, our total indebtedness was $1.537 billion, of which approximately 62% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2012, we paid cash interest of $39.6 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2012, we maintained a $1.084 billion credit facility (the “credit facility”), comprising $859.3 million of term loans with maturities ranging from January 2015 to October 2017, and a $225.2 million revolving credit facility, which is scheduled to expire on December 31, 2014. As of the same date, we had $138.0 million of unused lines under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $77.7 million of outstanding loans and $9.5 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2012, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. The total leverage ratio covenant will be reduced to 5.0 to 1.0 commencing on October 1, 2012.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2012, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.0%. As of the same date, we also had $600 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility as of June 30, 2012 and 2011 were 4.6% and 4.9%, respectively.

Senior Notes

As of June 30, 2012, we had $600.0 million of outstanding senior notes, of which $350.0 million and $250.0 million mature in August 2019 and February 2022, respectively. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0.

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

Covenant Compliance and Debt Ratings

For all periods through June 30, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2012.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2012.

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

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2012.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2012.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 10, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 10, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements