Form 10-Q
period 2012-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2012-11-09
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

This Quarterly Report on Form 10-Q is for the three months ended September 30, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom LLC and its direct and indirect subsidiaries (including Mediacom Capital Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

PART I

ITEM  1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$20,668	$12,438
Accounts receivable, net of allowance for doubtful accounts of $586 and $740	47,704	35,648
Prepaid expenses and other current assets	11,222	6,736

Total current assets	79,594	54,822
Preferred equity investment in affiliated company	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,385,135 and $1,315,170	666,742	675,555
Franchise rights	614,596	616,807
Goodwill	23,907	24,046
Subscriber lists, net of accumulated amortization of $118,265 and $118,186	37	90
Other assets, net of accumulated amortization of $7,703 and $8,143	19,879	23,840

Total assets	$1,554,755	$1,545,160

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$146,597	$146,073
Deferred revenue	27,559	26,608
Current portion of long-term debt	9,000	12,000

Total current liabilities	183,156	184,681
Long-term debt, less current portion	1,448,000	1,571,000
Other non-current liabilities	36,394	39,050

Total liabilities	1,667,550	1,794,731

Commitments and contingencies (Note 10)

MEMBER’S DEFICIT
Capital contributions	428,096	335,979
Accumulated deficit	(540,891)	(585,550)

Total member’s deficit	(112,795)	(249,571)

Total liabilities and member’s deficit	$1,554,755	$1,545,160

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$170,554	$170,586	$509,905	$507,648
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,662	73,636	222,871	224,651
Selling, general and administrative expenses	29,539	29,601	85,530	85,795
Management fee expense	2,650	2,644	8,985	8,573
Depreciation and amortization	28,653	29,506	86,729	88,214

Operating income	35,050	35,199	105,790	100,415
Interest expense, net	(23,752)	(24,193)	(72,256)	(73,627)
(Loss) gain on derivatives, net	(61)	(16,983)	441	(18,110)
Gain on sale of cable systems, net	—	—	5,202	—
Loss on early extinguishment of debt	—	—	(6,468)	—
Investment income from affiliate	4,500	4,500	13,500	13,500
Other expense, net	(653)	(504)	(1,551)	(1,597)

Net income (loss)	$15,084	$(1,981)	$44,658	$20,581

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$44,658	$20,581
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	86,729	88,214
(Gain) loss on derivatives, net	(441)	18,110
Gain on sale of cable systems, net	(5,202)	—
Loss on early extinguishment of debt	6,468	—
Amortization of deferred financing costs	2,508	2,952
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(12,056)	(2,626)
Prepaid expenses and other assets	(4,888)	(858)
Accounts payable, accrued expenses and other current liabilities	1,194	(14,611)
Deferred revenue	951	1,338
Other non-current liabilities	(60)	(189)

Net cash flows provided by operating activities	$119,861	$112,911

INVESTING ACTIVITIES:
Capital expenditures	$(79,750)	$(74,513)
Acquisition of cable systems	(1,186)	—
Change in accrued property, plant and equipment	(2,495)	—
Proceeds from sale of cable systems, net	11,018	—
Redemption of restricted cash and cash equivalents	—	8,853

Net cash flows used in investing activities	$(72,413)	$(65,660)

FINANCING ACTIVITIES:
New borrowings of bank debt	$194,000	$183,000
Repayment of bank debt	(570,000)	(99,000)
Issuance of senior notes	250,000	—
Capital contributions from parent	111,000	—
Capital distributions to parent	(18,000)	(141,150)
Financing costs	(5,008)	—
Other financing activities - book overdrafts	(1,210)	(896)

Net cash flows used in financing activities	$(39,218)	$(58,046)

Net increase (decrease) in cash	8,230	(10,795)
CASH, beginning of period	12,438	22,014

CASH, end of period	$20,668	$11,219

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$72,681	$79,486

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.0 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $9.2 million and $9.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents the impact of the revision on our three month ended Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, 2011
	As Previously		As
	Reported	Adjustment	Revised
Depreciation and amortization expense	$29,450	$56	$29,506
Operating income	35,255	(56)	35,199
Net loss	(1,925)	(56)	(1,981)

The following table presents the impact of the revision on our nine month ended Consolidated Statements of Operations (dollars in thousands):

	Nine Months Ended September 30, 2011
	As Previously		As
	Reported	Adjustment	Revised
Depreciation and amortization expense	$88,022	$192	$88,214
Operating income	100,607	(192)	100,415
Net income	20,773	(192)	20,581

The following table presents the impact of the revision on our nine month ended Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended September 30, 2011
	As Previously		As
	Reported	Adjustment	Revised
Net income	$20,773	$(192)	$20,581
Depreciation and amortization expense	88,022	192	88,214
Changes in assets and liabilities	(17,990)	1,044	(16,946)
Net cash flows provided by operating activities	111,867	1,044	112,911
Capital expenditures	(73,469)	(1,044)	(74,513)
Net cash flows used in investing activities	(64,616)	(1,044)	(65,660)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets; (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk; (iii) premiums or discounts in fair value measurement; (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2012, our interest rate exchange agreement liabilities, net, were valued at $52.7 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$52,657	$—	$52,657

Interest rate exchange agreements - liabilities, net	$—	$52,657	$—	$52,657

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

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $19.5 million recorded in accounts payable, accrued expenses and other current liabilities and an accumulated long-term liability of $33.2 million recorded in other non-current liabilities. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $17.3 million recorded in accounts payable, accrued expenses and other current liabilities and an accumulated long-term liability of $35.8 million recorded in other non-current liabilities. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $0.1 million for the three months ended September 30, 2012, compared to a net loss on derivatives of $17.0 million for the three months ended September 30, 2011. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $0.4 million for the nine months ended September 30, 2012, compared to a net loss on derivatives of $18.1 million for the nine months ended September 30, 2011.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Cable systems, equipment and subscriber devices	$1,946,280	$1,888,852
Furniture, fixtures and office equipment	51,204	47,467
Vehicles	36,131	36,208
Buildings and leasehold improvements	16,681	16,617
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,051,877	$1,990,725
Accumulated depreciation	(1,385,135)	(1,315,170)

Property, plant and equipment, net	$666,742	$675,555

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Accounts payable - non-affiliates	$28,458	$19,728
Liabilities under interest rate exchange agreements	19,466	17,311
Accrued programming costs	19,143	19,040
Accrued taxes and fees	16,658	16,733
Subscriber advance payments	11,514	10,301
Accrued payroll and benefits	10,191	12,232
Accrued service costs	9,551	9,208
Accrued interest	7,628	13,319
Accounts payable - affiliates	6,224	6,924
Accrued property, plant and equipment	5,650	8,145
Book overdrafts (1)	3,063	3,393
Accrued telecommunications costs	1,459	1,179
Other accrued expenses	7,592	8,560

Accounts payable, accrued expenses and other current liabilities	$146,597	$146,073

(1)

Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of September 30, 2012 and December 31, 2011, our debt consisted of (dollars in thousands):

	September 30,	December 31,
	2012	2011
Bank credit facility	$857,000	$1,233,000
9 1/8% senior notes due 2019	350,000	350,000
7 1/4% senior notes due 2022	250,000	—

Total debt	$1,457,000	$1,583,000
Less: current portion	9,000	12,000

Total long-term debt	$1,448,000	$1,571,000

Bank Credit Facility

As of September 30, 2012, we maintained a $1.082 billion bank credit facility (the “credit facility”), comprising:

•	$225.2 million of revolving credit commitments (the “revolver”), which expire on December 31, 2014;

•	$612.6 million of outstanding Term Loan C borrowings, which mature on January 31, 2015; and

•	$244.4 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.

As of September 30, 2012, we had no outstanding balance under the revolver and $215.7 million of unused commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $9.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. The total leverage ratio covenant was reduced to 5.0 to 1.0 on October 1, 2012. For all periods through September 30, 2012, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 3.1 to 1.0 and 2.8 to 1.0, respectively.

On February 7, 2012, the entire outstanding amount of $293.3 million under Term Loan D of the credit facility was repaid with proceeds from the issuance of new senior notes combined with a draw down from the revolver. See “Senior Notes.”

In August 2012, we received capital contributions from parent totaling $96.0 million, which were used to repay all outstanding balances under the revolver, without any reduction in our revolving credit commitments. On October 15, 2012, we made a capital distribution to parent totaling $96.0 million, which was funded by borrowings under the revolver. See Note 13.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2012 and 2011. As of September 30, 2012:

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

As of September 30, 2012, the average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.7%, as compared to 4.8% as of the same date last year.

Senior Notes

As of September 30, 2012, we had $600 million of senior notes outstanding, comprising $350 million of 9 1/8% senior notes due August 2019 and $250 million of 7 1/4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of September 30, 2012, we were in compliance with all of the covenants under the indenture and, as of the same date, our debt to operating cash flow ratio was 5.3 to 1.0.

On February 7, 2012, we issued 7 1/4% senior notes due February 2022 (the “7 1/4% Notes”) in the aggregate principal amount of $250.0 million. The 7 1/4% notes are unsecured obligations, and the indenture governing the 7 1/ 4% notes is substantially similar to the existing indenture governing our existing 9 1/8% senior notes due 2019. After giving effect to $5.0 million of financing costs, proceeds from the issuance of the 7 1/4% notes of $245.0 million, together with borrowings under the revolver, were used to repay the entire outstanding amount under Term Loan D of the credit facility. As a percentage of par value, the 7 1/4% notes are redeemable at 103.625% commencing February 15, 2017, 102.417% commencing February 15, 2018, 101.208% commencing February 15, 2019 and at par value commencing February 15, 2020.

Debt Ratings

MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3, with a stable outlook, by Moody’s, and B-, with a stable outlook, by Standard and Poor’s.

There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

As of September 30, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$386,750
7 1/4% senior notes due 2022	268,125

$654,875

Bank credit facility	$838,970

As of December 31, 2011, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

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

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $100.0 million of borrowings under the revolver and $36.5 million of cash on hand. The balance was funded by Mediacom Broadband LLC (“Mediacom Broadband”), another wholly-owned subsidiary of MCC.

8. PREFERRED EQUITY INVESTMENT IN AFFILIATED COMPANY

We have a $150 million preferred membership investment in Mediacom Broadband, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2012 and 2011, we received $4.5 million in cash dividends on the preferred membership interest. During each of the nine months ended September 30, 2012 and 2011, we received $13.5 million in cash dividends on the preferred membership interest.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees amounted to $2.7 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and $9.0 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively.

We had capital contributions from parent of $111.0 million for the nine months ended September 30, 2012.

We had capital distributions to parent of $18.0 million and $141.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

On April 22, 2011, the Circuit Court of Clay County, Missouri issued an opinion and order decertifying the class in this putative class action. A notice of appeal was filed by the plaintiff on May 2, 2011 regarding the court’s decertification of the class and the court’s refusal to award prejudgment interest on the Gary and Janice Ogg judgment. On August 7, 2012, the Missouri Court of Appeals, Western District affirmed the court’s decertification of the class and reversed the court’s refusal to award prejudgment interest on the Ogg judgment. On October 17, 2012, the plaintiff filed a motion with the Supreme Court of Missouri to transfer the case to the Supreme Court of Missouri. The Missouri Supreme Court has the option to deny the motion or invite a response from our company. Although we cannot respond to that motion unless so invited, the Missouri Supreme Court cannot transfer the case without giving us the opportunity to respond to the motion to transfer. No action has been taken by the Missouri Supreme Court as of November 8, 2012. If the Missouri Supreme Court invites a response from our company, we will vigorously defend the appeal by the plaintiff as well as any claims made by the other members of the purported class.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2012.

12. SALE AND ACQUISITION OF CABLE SYSTEMS, NET

In May 2012, we sold a non-strategic cable system that served approximately 3,000 video and 1,200 HSD customers. We received proceeds of approximately $11.0 million, yielding a gain on sale of cable systems, net, of $5.2 million, which was recorded in our statements of operations for the nine months ended September 30, 2012.

In June 2012, we acquired certain cable assets serving about 600 video, 400 HSD and 600 phone customers for approximately $1.2 million.

13. SUBSEQUENT EVENTS

On October 15, 2012, we made a $96.0 million capital distribution to our parent, MCC, that was funded by borrowings under the revolver.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of September 30, 2012, we served approximately 452,000 video customers, 408,000 HSD customers and 166,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses and, if such losses were to continue, we may experience future annual declines in video revenues. We expect to partially offset such declines through higher average unit pricing and greater penetration of our advanced video services, including video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”).

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

Certain local telephone companies, including AT&T and Verizon, have deployed fiber-based networks which allow for a triple play bundle that is comparable to ours. As of September 30, 2012, based on internal estimates, approximately 10% of our cable systems actively competed with these local telephone companies.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are sensitive to the political election cycle, and we believe advertising revenues will increase for the full year 2012, as this is an election year.

Recent Developments

New Financing

On February 7, 2012, we issued 7 1/4% senior notes due February 2022 (the “7 1/4% Notes”) in the aggregate principal amount of $250.0 million (the “financing”). After giving effect to $5.0 million of financing costs, net proceeds of $245.0 million, together with borrowings under our revolving credit commitments, were used to repay the entire outstanding amount under Term Loan D under our bank credit facility (the “credit facility”). See Note 6 in our Notes to Consolidated Financial Statements.

Sale and Acquisition of Cable Systems, Net

In May 2012, we sold a non-strategic cable system that served approximately 3,000 video and 1,200 HSD customers. We received proceeds of approximately $11.0 million, yielding a gain on sale of cable systems, net of $5.2 million which was recorded in our statements of operations for the nine months ended September 30, 2012. In June 2012, we acquired certain cable assets serving about 600 video, 400 HSD and 600 phone customers for approximately $1.2 million.

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

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large sized businesses, including large wireless providers for cell tower backhaul requirements, for our scalable, fiber-based enterprise networks products and services.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under our programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs are for: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business; technical personnel who maintain our cable network, perform customer installation activities and provide customer support; our network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for our regional fiber networks.

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of our programming, which we believe will continue to grow due to the increasing contractural rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD and phone service costs fluctuate depending on the level of investments we make in our cable systems and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses are for: our call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

Service costs and selling, general and administrative expenses exclude depreciation and amortization, which is presented separately.

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

Actual Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended September 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Revenues	$170,554	$170,586	$(32)	(0.0%)
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,662	73,636	1,026	1.4%
Selling, general and administrative expenses	29,539	29,601	(62)	(0.2%)
Management fee expense	2,650	2,644	6	0.2%
Depreciation and amortization	28,653	29,506	(853)	(2.9%)

Operating income	35,050	35,199	(149)	(0.4%)
Interest expense, net	(23,752)	(24,193)	441	(1.8%)
Loss on derivatives, net	(61)	(16,983)	16,922	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(653)	(504)	(149)	NM

Net income	$15,084	$(1,981)	$17,065	NM

OIBDA	$63,703	$64,705	$(1,002)	(1.5%)

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
OIBDA	$63,703	$64,705	$(1,002)	(1.5%)
Depreciation and amortization	(28,653)	(29,506)	853	(2.9%)

Operating income	$35,050	$35,199	$(149)	(0.4%)

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2012 and 2011 (dollars in thousands, except per customer and per unit data):

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Video	$89,149	$94,293	$(5,144)	(5.5%)
HSD	46,667	44,202	2,465	5.6%
Phone	15,502	15,623	(121)	(0.8%)
Business services	14,938	12,481	2,457	19.7%
Advertising	4,298	3,987	311	7.8%

Total	$170,554	$170,586	$(32)	(0.0%)

	September 30,		Increase/
	2012	2011	(Decrease)	% Change
Video customers	452,000	488,000	(36,000)	(7.4%)
HSD customers	408,000	383,000	25,000	6.5%
Phone customers	166,000	159,000	7,000	4.4%

Primary service units (PSUs)	1,026,000	1,030,000	(4,000)	(0.4%)
Digital customers	299,000	300,000	(1,000)	(0.3%)

Revenue generating units	1,325,000	1,330,000	(5,000)	(0.4%)

Average total monthly revenue per video customer (1)	$124.95	$114.53	$10.42	9.1%
Average total monthly revenue per PSU (2)	$55.38	$54.73	$0.65	1.2%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues were essentially unchanged from the prior year period, as lower video revenues were mostly offset by greater HSD and business services revenues. Average total monthly revenue per video customer increased 9.1% to $124.95, and average total monthly revenue per PSU increased 1.2% to $55.38.

Video revenues declined 5.5%, mainly due to residential video customer losses, offset in part by higher unit pricing. During the three months ended September 30, 2012, we lost 6,000 video customers, compared to 17,000 in the prior year period. As of September 30, 2012, we served 452,000 video customers, or 34.8% of our estimated homes passed. As of the same date, 66.2% of our video customers were digital customers, and 52.7% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 5.6%, principally due to a greater residential HSD customer base and, to a lesser extent, higher unit pricing. During the three months ended September 30, 2012, we gained 7,000 HSD customers, compared to a loss of 2,000 in the prior year period. As of September 30, 2012, we served 408,000 HSD customers, or 31.4% of our estimated homes passed.

Phone revenues were 0.8% lower, largely a result of lower unit pricing, mostly offset by a greater residential phone customer base. During the three months ended September 30, 2012, we lost 2,000 phone customers, compared to an increase of 1,000 in the prior year period. As of September 30, 2012, we served 166,000 phone customers, or 12.8% of our estimated homes passed.

Business services revenues rose 19.7%, primarily due to an increase in commercial HSD and phone customers and, to a lesser extent, greater revenues from our enterprise networks business.

Advertising revenues increased 7.8%, principally due to greater levels of automotive and political advertising.

Costs and Expenses

Service costs increased 1.4%, primarily due to greater field operating and employee expenses, offset in part by lower HSD service, utilities and programming costs. Field operating costs were 17.0% higher, largely as a result of a greater use of outside contractors and, to a lesser extent, increased fiber lease and equipment maintenance expenses, offset in part by lower vehicle fuel costs. Employee costs grew 7.9%, primarily due to greater staffing levels. HSD service costs decreased 12.4%, principally due to lower connectivity costs. Utilities expenses declined 6.3%, primarily due to a reduction in electric utility and pole rental expenses. Programming costs decreased 0.5%, mainly due to a lower video customer base, mostly offset by higher contractual rates charged by our programming vendors and greater retransmission consent fees. Service costs as a percentage of revenues were 43.8% and 43.2% for the three months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses decreased 0.2%, mainly due to lower employee costs, taxes and fees and bad debt expense, mostly offset by higher marketing costs. Employee costs declined 2.5%, reflecting reduced levels of administrative and call center headcount, offset in part by greater business services marketing staffing levels. Taxes and fees decreased 5.9%, mainly due to a decline in property taxes and franchise fees. Bad debt fell 6.3%, primarily due to a lower number of written-off accounts. Marketing costs increased 15.0%, primarily due to greater spending on internet and direct mail advertising. Selling, general and administrative expenses as a percentage of revenues were 17.3% and 17.4% for the three months ended September 30, 2012 and 2011, respectively.

Management fee expense was 0.2% higher, reflecting increased overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.5% for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization decreased 2.9%, largely as a result of certain assets becoming fully depreciated, mostly offset by the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.

OIBDA

OIBDA declined 1.5%, primarily due to the increase in service costs.

Operating Income

Operating income was 0.4% lower due to the decline in depreciation and amortization and, to a lesser extent, the decline in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 1.8%, due to lower average outstanding indebtedness, mostly offset by a higher average cost of debt.

Loss on Derivatives, Net

As of September 30, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.3 billion, of which $600 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $0.1 million for the three months ended September 30, 2012, compared to a net loss on derivatives of $17.0 million for the three months ended September 30, 2011.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2012 and 2011. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 8 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, other expense, net, consisted of $0.4 million of revolving credit facility commitment fees and $0.3 million of other fees. During the three months ended September 30, 2011, other expense, net, consisted of $0.4 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income (Loss)

As a result of the factors described above, we recognized net income of $15.1 million for the three months ended September 30, 2012, compared to a net loss of $2.0 million for the three months ended September 30, 2011.

Actual Results of Operations

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the nine months ended September 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Revenues	$509,905	$507,648	$2,257	0.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	222,871	224,651	(1,780)	(0.8%)
Selling, general and administrative expenses	85,530	85,795	(265)	(0.3%)
Management fee expense	8,985	8,573	412	4.8%
Depreciation and amortization	86,729	88,214	(1,485)	(1.7%)

Operating income	105,790	100,415	5,375	5.4%
Interest expense, net	(72,256)	(73,627)	1,371	(1.9%)
Gain (loss) on derivatives, net	441	(18,110)	18,551	NM
Gain on sale of cable systems, net	5,202	—	5,202	NM
Loss on early extinguishment of debt	(6,468)	—	(6,468)	NM
Investment income from affiliate	13,500	13,500	—	NM
Other expense, net	(1,551)	(1,597)	46	(2.9%)

Net income	$44,658	$20,581	$24,077	117.0%

OIBDA	$192,519	$188,629	$3,890	2.1%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
OIBDA	$192,519	$188,629	$3,890	2.1%
Depreciation and amortization	(86,729)	(88,214)	1,485	(1.7%)

Operating income	$105,790	$100,415	$5,375	5.4%

Revenues

The table below sets forth our revenues for the nine months ended, September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Video	$271,261	$286,840	$(15,579)	(5.4%)
HSD	139,113	128,303	10,810	8.4%
Phone	45,731	45,619	112	0.2%
Business services	41,878	35,611	6,267	17.6%
Advertising	11,922	11,275	647	5.7%

Total	$509,905	$507,648	$2,257	0.4%

Revenues increased 0.4%, primarily due to greater HSD revenues and, to a lesser extent, business services revenues, mostly offset by lower video revenues. Average total monthly revenue per video customer increased 10.5% to $122.50, and average total monthly revenue per PSU increased 3.2% to $55.52.

Video revenues declined 5.4%, mainly due to residential video customer losses, offset in part by higher unit pricing. During the nine months ended September 30, 2012, we lost 18,600 video customers, excluding the net effect of an acquisition and a disposition, compared to 42,000 in the prior year period.

HSD revenues grew 8.4%, largely as a result of higher unit pricing and, to a lesser extent, a greater residential HSD customer base. During the nine months ended September 30, 2012, we gained 25,800 HSD customers, excluding the net effect of an acquisition and a disposition, compared to an increase of 4,000 in the prior year period.

Phone revenues were 0.2% higher, as higher unit pricing was mostly offset by a lower residential phone customer base. During the nine months ended September 30, 2012, we gained 6,400 phone customers, excluding the effect of an acquisition, compared to an increase of 2,000 in the prior year period.

Business services revenues rose 17.6%, primarily due to an increase in commercial HSD and phone customers and, to a lesser extent, greater revenues from our enterprise networks business.

Advertising revenues grew 5.7%, principally due to increased levels of political and automotive advertising.

Costs and Expenses

Service costs declined 0.8%, primarily due to lower phone and, to a lesser extent, HSD service costs and programming expenses, offset in part by greater field operating and employee costs. Phone service costs fell 25.1%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. HSD service costs decreased 16.7%, principally due to lower connectivity costs, offset in part by higher bandwidth and maintenance expenses. Programming expenses declined 0.7%, largely as a result of a lower video customer base, mostly offset by higher contractual rates charged by our programming vendors and greater retransmission consent fees. Field operating costs grew 14.9%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease expenses and cable location costs, offset in part by a reduction in vehicle fuel expenses. Employee costs increased 4.7%, principally due to greater staffing levels. Service costs as a percentage of revenues were 43.7% and 44.3% for the nine months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses decreased 0.3%, mainly due to lower bad debt expense and taxes and fees, mostly offset by higher marketing costs. Bad debt fell 10.4%, principally due to a lower number of written off accounts. Taxes and fees decreased 5.5%, mainly due to a decline in franchise fees and property taxes. Marketing costs rose 14.2%, primarily due to greater spending on printed mail and internet advertising and costs related to our rebranding. Selling, general and administrative expenses as a percentage of revenues were 16.8% and 16.9% for the nine months ended September 30, 2012 and 2011, respectively.

Management fee expense was 4.8% higher, reflecting greater overhead charges costs charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.7% for the nine months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization decreased 1.7%, largely as a result of certain assets becoming fully depreciated, mostly offset by the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA increased 2.1%, primarily due to greater revenues and lower service costs.

Operating Income

Operating income grew 5.4% due to the growth in OIBDA and, to a lesser extent, lower depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 1.9%, primarily due to lower average outstanding indebtedness.

Gain (Loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $0.4 million for the nine months ended September 30, 2012, compared to a net loss on derivatives of $18.1 million for the nine months ended September 30, 2011.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net of $5.2 million in our statements of operations for the nine months ended September 30, 2012.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the nine months ended September 30, 2012. This amount represents the write-off of deferred financing costs as a result of the repayment of Term Loan D under the credit facility.

Investment Income from Affiliate

Investment income from affiliate was $13.5 million for each of the nine months ended September 30, 2012 and 2011. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 8 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $1.6 million for each the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012, other expense, net, consisted of $1.0 million of revolving credit facility commitment fees and $0.6 million of other fees. During the nine months ended September 30, 2011, other expense, net, consisted of $1.4 million of revolving credit facility commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $44.7 million for the nine months ended September 30, 2012, compared to $20.6 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of September 30, 2012, our near-term liquidity requirements included scheduled term loan amortization of $2.3 million during the remainder of 2012 and $9.0 million in each of the years ending December 31, 2013 and 2014.

As of September 30, 2012, our sources of liquidity included $20.7 million of cash and $215.7 million of unused and available commitments under our revolving credit commitments (the “revolver”). As of the same date, after giving effect to a $96.0 million capital distribution to our parent, MCC, made on October 15, 2012 (the “capital distribution”), our sources of liquidity would have included $10.0 million of cash and $130.4 million of unused and available commitments under the revolver. For more information regarding the capital distribution, see Note 13 in our Notes to Consolidated Financial Statements. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the foreseeable future.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $119.9 million for the nine months ended September 30, 2012, primarily due to OIBDA of $192.5 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $72.3 million and, to a lesser extent, the $14.9 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable, net, of $12.1 million and an increase in prepaid expenses and other assets of $4.9 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $1.2 million and an increase in deferred revenue of $1.0 million.

Net cash flows provided by operating activities were $112.9 million for the nine months ended September 30, 2011, primarily due to OIBDA of $188.6 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $73.6 million and, to a much lesser extent, the net change in operating assets and liabilities of $16.9 million. The net change in operating assets and liabilities was largely the result of a net decline in accounts payable, accrued expenses and other current liabilities of $14.6 million, which included a $29.5 million reduction in accounts payable to affiliate, and a decrease in accounts receivable, net, of $2.6 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $72.4 million for the nine months ended September 30, 2012, compared to $65.7 million in the prior year period. The $6.7 million increase in net cash flows used in investing activities was primarily due to a $8.9 million redemption of restricted cash and cash equivalents in the prior year period and, to a lesser extent, a $5.2 million increase in capital expenditures, a $2.5 million decrease in accrued plant, property and equipment and a $1.2 million acquisition of certain cable assets, offset by $11.0 million of proceeds from the sale of cable systems. The growth in capital expenditures largely reflects spending on the expansion of our fiber network and customer premise equipment, offset in part by reduced outlays for investments in our phone service platform.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $39.2 million for the nine months ended September 30, 2012, principally due to net repayments of $376.0 million under the credit facility and, to a much lesser extent, capital distributions to MCC of $18.0 million and financing costs of $5.0 million, mostly offset by the $250.0 million issuance of new senior notes and $111.0 million of capital contributions from MCC. On October 15, 2012, we made a capital distribution to MCC of $96.0 million. See Note 13 in our Notes to Consolidated Financial Statements.

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

Capital Structure

As of September 30, 2012, our total indebtedness was $1.457 billion, of which approximately 89% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2012, we paid cash interest of $72.7 million, net of capitalized interest.

Bank Credit Facility

As of September 30, 2012, we maintained a $1.082 billion bank credit facility, comprising $857.0 million of term loans with maturities ranging from January 2015 to October 2017, and a $225.2 million revolver, which is scheduled to expire on December 31, 2014. As of the same date, we had no outstanding balance under the revolver and $215.7 million of unused commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $9.5 million of letters of credit issued thereunder to various parties as collateral. As of September 30, 2012, after giving effect to the $96.0 million capital distribution to MCC, we would have had $130.4 million of unused commitments under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $85.3 million of outstanding loans and $9.5 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2012, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined) of no less than 2.0 to 1.0. The total leverage ratio covenant was reduced to 5.0 to 1.0 on October 1, 2012.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2012, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.0%. As of the same date, we also had $600 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility as of September 30, 2012 and 2011 were 4.7% and 4.8%, respectively.

Senior Notes

As of September 30, 2012, we had $600.0 million of outstanding senior notes, of which $350.0 million and $250.0 million mature in August 2019 and February 2022, respectively. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.

Covenant Compliance and Debt Ratings

For all periods through September 30, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2012.

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

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

November 9, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 9, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements