Form 10-Q
period 2013-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2013-05-10
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

•

other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2012 and other reports or documents that we file from time to time with the SEC.

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

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$6,541	$9,394
Accounts receivable, net of allowance for doubtful accounts of $1,656 and $1,882	46,746	45,714
Accounts receivable—affiliates	357	1,603
Prepaid expenses and other current assets	12,248	7,541

Total current assets	65,892	64,252
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,424,769 and $1,399,778	664,180	663,492
Franchise rights	614,745	614,745
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,267 and $118,266	35	36
Other assets, net of accumulated amortization of $9,307 and $8,565	18,714	18,955

Total assets	$1,537,477	$1,535,391

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$134,229	$146,985
Deferred revenue	29,494	27,228
Current portion of long-term debt	9,000	9,000

Total current liabilities	172,723	183,213
Long-term debt, less current portion	1,513,000	1,513,000
Other non-current liabilities	26,889	31,376

Total liabilities	1,712,612	1,727,589
Commitments and contingencies (Note 10)
MEMBER’S DEFICIT
Capital contributions	321,132	324,861
Accumulated deficit	(496,267)	(517,059)

Total member’s deficit	(175,135)	(192,198)

Total liabilities and member’s deficit	$1,537,477	$1,535,391

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$171,019	$168,657
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	76,122	73,713
Selling, general and administrative expenses	27,932	27,618
Management fee expense	3,000	3,460
Depreciation and amortization	28,316	29,066

Operating income	35,649	34,800
Interest expense, net	(23,615)	(24,294)
Gain on derivatives, net	4,680	1,612
Loss on early extinguishment of debt	—	(6,468)
Investment income from affiliate	4,500	4,500
Other expense, net	(422)	(463)

Net income	$20,792	$9,687

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,792	$9,687
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	28,316	29,066
Gain on derivatives, net	(4,680)	(1,612)
Loss on early extinguishment of debt	—	6,468
Amortization of deferred financing costs	805	939
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,032)	9,523
Accounts receivable—affiliates	1,246	—
Prepaid expenses and other assets	(5,521)	(11,351)
Accounts payable, accrued expenses and other current liabilities	(12,940)	(14,083)
Deferred revenue	2,266	244
Other non-current liabilities	194	(62)

Net cash flows provided by operating activities	$29,446	$28,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(28,754)	$(20,537)
Change in accrued property, plant and equipment	(676)	(3,900)

Net cash flows used in investing activities	$(29,430)	$(24,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	$62,000	$79,000
Repayment of bank debt	(62,000)	(332,000)
Issuance of senior notes	—	250,000
Capital distributions to parent (Note 8)	(3,800)	—
Financing costs	—	(4,722)
Other financing activities	931	(882)

Net cash flows used in financing activities	$(2,869)	$(8,604)

Net decrease in cash	(2,853)	(4,222)
CASH, beginning of period	9,394	12,438

CASH, end of period	$6,541	$8,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$34,242	$28,698

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2013.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.0 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 expands the guidance in ASU 2011-08 to include indefinite-lived intangible assets other than goodwill. We adopted this ASU on December 1, 2012. ASU 2012-02 did not have a material impact on our financial statements or related disclosures.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210). ASU 2013-01 contains amendments to balance sheet guidance. The amendments clarify the scope of ASU 2011-11 and apply to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. We adopted ASU 2013-01 on January 1, 2013. ASU 2013-01 did not have a material impact on our financial statements or related disclosures.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220). This ASU contains amendments to the guidance surrounding accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 on January 1, 2013. ASU 2013-02 did not have a material impact on our financial statements or related disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2013, our interest rate exchange agreement liabilities, net, were valued at $43.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$43,318	$—	$43,318

Interest rate exchange agreements - liabilities, net	$—	$43,318	$—	$43,318

As of December 31, 2012, our interest rate exchange agreement liabilities, net, were valued at $48.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$48,015	$—	$48,015

Interest rate exchange agreements—liabilities, net	$—	$48,015	$—	$48,015

The fair value of our interest rate exchange agreement is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2013, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $19.0 million in accounts payable, accrued expenses and other current liabilities and an accumulated long-term liability of $24.3 million in other non-current liabilities. As of December 31, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability in accounts payable, accrued expenses and other current liabilities of $19.3 million and an accumulated long-term liability in other non-current liabilities of $28.7 million. The amounts of assets and liabilities have reported on a gross basis. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $4.7 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Cable systems, equipment and subscriber devices	$1,982,326	$1,956,823
Furniture, fixtures and office equipment	52,131	51,829
Vehicles	36,214	36,342
Buildings and leasehold improvements	16,697	16,695
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,088,949	2,063,270
Accumulated depreciation	(1,424,769)	(1,399,778)

Property, plant and equipment, net	$664,180	$663,492

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Accounts payable—non-affiliates	$24,239	$24,144
Accrued programming costs	19,335	17,792
Liabilities under interest rate exchange agreements	19,031	19,262
Accrued taxes and fees	14,499	15,709
Subscriber advance payments	11,277	10,999
Accrued payroll and benefits	10,864	12,420
Accrued service costs	8,932	9,243
Accrued interest	7,682	19,930
Bank overdrafts (1)	4,325	3,465
Accrued property, plant and equipment	4,089	4,765
Accrued telecommunications costs	1,649	1,266
Other accrued expenses	8,307	7,990

Accounts payable, accrued expenses and other current liabilities	$134,229	$146,985

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of March 31, 2013 and December 31, 2012, our debt consisted of (dollars in thousands):

	March 31, 2013	December 31, 2012
Bank credit facility	$922,000	$922,000
9 1/8% senior notes due 2019	350,000	350,000
7 1/4% senior notes due 2022	250,000	250,000

Total debt	$1,522,000	$1,522,000
Less: current portion	9,000	9,000

Total long-term debt	$1,513,000	$1,513,000

Bank Credit Facility

As of March 31, 2013, we maintained a $1.078 billion bank credit facility (the “credit facility”), comprising:

•	$225.2 million of revolving credit commitments, which expire on December 31, 2014;

•	$609.4 million of outstanding Term Loan C borrowings, which mature on January 31, 2015; and

•	$243.1 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.

As of March 31, 2013, we had $146.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $69.5 million of outstanding loans and $9.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2013, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 3.3 to 1.0 and 2.9 to 1.0, respectively.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2013 and 2012. As of March 31, 2013:

•

We had current interest rate swaps that fixed the variable portion of $700 million of borrowings under the credit facility at a rate of 3.0%. Our current interest rate swaps are scheduled to expire in the amounts of $400 million and $300 million during the years ending December 31, 2014 and 2015, respectively; and

•

We had forward-starting interest rate swaps that will fix the variable portion of $200 million of borrowings under the credit facility at a rate of 3.0%. These forward-starting interest rate swaps are scheduled to commence during the year ending December 31, 2014.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility was 4.6% for the periods ending March 31, 2013 and 2012.

Senior Notes

As of March 31, 2013, we had $600 million of outstanding senior notes, comprising $350 million of 9 1/8% senior notes due August 2019 and $250 million of 7 1/4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of March 31, 2013, we were in compliance with all of the covenants under the indenture and, as of the same date, our debt to operating cash flow ratio was 5.6 to 1.0.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $6.1 million and $6.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

Fair Value

As of March 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs based upon indicative trading levels provided by certain financial institutions) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$391,563
7 1/4% senior notes due 2022	275,000

Total senior notes	$666,563

Bank credit facility	$924,735

As of December 31, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs based upon indicative trading levels provided by certain financial institutions) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$388,719
7 1/4% senior notes due 2022	271,250

Total senior notes	$659,969

Bank credit facility	$925,356

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership investment in Mediacom Broadband LLC, another wholly-owned subsidiary of MCC, which has a 12% annual cash dividend, payable quarterly in cash. During each of the three months ended March 31, 2013 and 2012, we received in $4.5 million in cash dividends on the preferred membership interest.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. During the three months ended March 31, 2013, we made capital distributions to parent in cash of $3.8 million.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Deficit and the Consolidated Statements of Cash Flows. Non-cash transactions are reported on a net basis in the supplemental disclosures of cash flow information in the Consolidated Statements of Cash Flows.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees amounted to $3.0 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

We are a preferred equity investor in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC. See Note 8.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us).

As of March 31, 2013 and December 31, 2012, there were no amounts due to related parties.

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

We have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit as of October 1, 2012, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2013, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of March 31, 2013, we served approximately 441,000 video customers, 420,000 high-speed data (“HSD”) customers and 169,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).

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

We expect we will continue to increase revenues through growth in our business services and, to a lesser extent, residential revenues. Business services revenues are expected to grow through HSD and phone sales to small-to-medium sized companies and greater sales of cell tower backhaul and large enterprise class services. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, with additional contributions from customers taking higher HSD speed tiers and more customers taking our advanced video services.

Our performance has been affected by significant video competition. We also believe the slower than expected economic recovery in the United States has largely contributed to lower sales and connect activity for all of our services and negatively impacted our residential customer and revenue growth. A continuation or worsening of such trends may adversely impact our results of operations, cash flows and financial position.

Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have used aggressive marketing campaigns, including deeply discounted promotional packages, and offered to consumers more advanced equipment and exclusive sports programming, which we believe have contributed to video customer losses in our markets. At the same time, our video programming costs on a per-unit basis have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with soft economic conditions, has contributed to video customer losses. While we expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, if such losses were to continue, we may experience future annual declines in video revenues.

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD product is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend we expect to continue, we believe our ability to offer a HSD product today with speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services of video, HSD, and phone, and network and transport solutions, including our fast-growing cell tower backhaul business, largely compete with LECs in our service areas. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in our advertising business from a wide range of national, regional and local competitors, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. We may experience a decline in advertising revenues in 2013 due to such competition and the strong contributions of political advertising in 2012 during a national election year.

For the three months ended March 31, 2013, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2013 at similar levels to our experience in 2012. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing contractual demands of large programmers, who each own or control a significant number of popular cable networks, including sports programming, and increasing retransmission consent fees charged by large television broadcast station groups, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

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

Actual Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues	$171,019	$168,657	$2,362	1.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	76,122	73,713	2,409	3.3%
Selling, general and administrative expenses	27,932	27,618	314	1.1%
Management fee expense	3,000	3,460	(460)	(13.3%)
Depreciation and amortization	28,316	29,066	(750)	(2.6%)

Operating income	35,649	34,800	849	2.4%
Interest expense, net	(23,615)	(24,294)	679	(2.8%)
Gain on derivatives, net	4,680	1,612	3,068	NM
Loss on early extinguishment of debt	—	(6,468)	6,468	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(422)	(463)	41	NM

Net income	$20,792	$9,687	$11,105	NM

OIBDA	$63,965	$63,866	$99	0.2%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
OIBDA	$63,965	$63,866	$99	0.2%
Depreciation and amortization	(28,316)	(29,066)	750	(2.6%)

Operating income	$35,649	$34,800	$849	2.4%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Video	$87,123	$90,940	$(3,817)	(4.2%)
HSD	49,800	45,696	4,104	9.0%
Phone	14,894	15,096	(202)	(1.3%)
Business services	15,867	13,259	2,608	19.7%
Advertising	3,335	3,666	(331)	(9.0%)

Total	$171,019	$168,657	$2,362	1.4%

	March 31,		Increase/ (Decrease)	% Change
	2013	2012
Video customers	441,000	468,000	(27,000)	(5.8%)
HSD customers	420,000	398,000	22,000	5.5%
Phone customers	169,000	165,000	4,000	2.4%

Primary service units (PSUs)	1,030,000	1,031,000	(1,000)	(0.1%)
Average total monthly revenue per video customer (1)	$129.12	$119.49	$9.63	8.1%
Average total monthly revenue per PSU (2)	$55.67	$54.96	$0.71	1.3%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 1.4%, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 8.1% to $129.12, and average total monthly revenue per PSU increased 1.3% to $55.67.

Video revenues declined 4.2%, mainly due to residential video customer losses, offset in part by higher unit pricing. During the three months ended March 31, 2013, we lost 1,000 video customers, compared to 5,000 in the prior year period. As of March 31, 2013, we served 441,000 video customers, or 33.9% of our estimated homes passed. As of the same date, 60.3% of our video customers were digital customers, and 34.9% of our digital customers were taking our DVR service.

HSD revenues grew 9.0%, principally due to a greater residential HSD customer base and higher unit pricing. During the three months ended March 31, 2013, we gained 10,000 HSD customers, compared to 15,000 in the prior year period. As of March 31, 2013, we served 420,000 HSD customers, or 32.3% of our estimated homes passed.

Phone revenues were 1.3% lower, largely a result of a lower residential phone customer base, mostly offset by higher unit pricing. During the three months ended March 31, 2013, we gained 3,000 phone customers, compared to 6,000 in the prior year period. As of March 31, 2013, we served 169,000 phone customers, or 13.0% of our estimated homes passed.

Business services revenues rose 19.7%, primarily due to an increase in commercial HSD and phone customers and, to a lesser extent, greater revenues from our enterprise class services.

Advertising revenues decreased 9.0%, principally due to lower levels of political advertising resulting from the comparison to a national election year, offset in part by greater revenues from automotive advertising.

Costs and Expenses

Service costs increased 3.3%, primarily due to greater programming and, to a lesser extent, field operating expenses, offset in part by lower HSD and phone service delivery costs and utilities expenses. Programming costs increased 3.7%, mainly due to greater retransmission consent fees and higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Field operating costs rose 10.9%, largely as a result of greater customer equipment repair and, to a lesser extent, fiber lease costs, offset in part by the comparison to a favorable insurance claim experience in the prior year period. Phone service costs fell 12.4%, principally due to lower rates charged by our long-distance carriers. HSD service costs decreased 14.1%, principally due to the transition away from leased fiber circuits in certain of our service areas. Utilities expenses declined 8.6%, primarily due to lower electricity rates and, to a lesser extent, pole rental expenses in certain of our service areas. Service costs as a percentage of revenues were 44.5% and 43.7% for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses increased 1.1%, mainly due to higher marketing costs, offset in part by lower bad debt expense and taxes and fees. Marketing costs grew 10.8%, primarily due to greater spending on direct mail advertising for residential consumers. Bad debt expense fell 10.9%, principally due to a lower number of written-off accounts, offset in part by allowance adjustments related to the aging of certain customer accounts. Taxes and fees decreased 3.6%, mainly due to a decline in franchise fees and property taxes in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 16.3% and 16.4% for the three months ended March 31, 2013 and 2012, respectively.

Management fee expense fell 13.3%, reflecting lower fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 2.1% for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization declined 2.6%, largely as a result of certain assets becoming fully depreciated, offset in part by the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform and the transition of certain of our cable systems to an all-digital platform.

OIBDA

OIBDA increased 0.2%, due to the increase in revenues and, to a lesser extent, lower management fee expense, mostly offset by greater service costs and, to a much lesser extent, selling, general and administrative expenses.

Operating Income

Operating income was 2.4% higher, principally due to the decline in depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 2.8%, mainly due to lower average outstanding indebtedness during the period, offset in part by a higher average cost of debt.

Gain on Derivatives, Net

As of March 31, 2013, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $900 million, of which $200 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $4.7 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the three months ended March 31, 2012. This amount represents the write-off of deferred financing costs as a result of the repayment of certain term loans.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended March 31, 2013 and 2012. This amount represents the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 8 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.4 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, other expense, net, consisted of $0.3 million of revolving credit commitment fees and $0.1 million of other fees. During the three months ended March 31, 2012, other expense, net, consisted of $0.3 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $20.8 million for the three months ended March 31, 2013, compared to $9.7 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of March 31, 2013, our near-term liquidity requirements included scheduled term loan amortization of $6.8 million during the remainder of 2013 and $9.0 million in the year ending December 31, 2014, and $69.5 million of outstanding revolving credit commitments, which expire on December 31, 2014.

As of March 31, 2013, our sources of liquidity included $6.5 million of cash and $146.2 million of unused and available revolving credit commitments. We believe that cash generated by or available to us will meet our anticipated capital and liquidity through the year ending December 31, 2014.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $29.4 million for the three months ended March 31, 2013, resulting from OIBDA of $64.0 million, investment income from affiliate of $4.5 million and $0.8 million of amortization of deferred financing costs, offset in part by interest expense of $23.6 million and the $15.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $12.9 million, an increase in prepaid expenses and other assets of $5.5 million and an increase in accounts receivable, net, of $1.0 million, offset in part by a decline in deferred revenue of $2.3 million and a decrease in accounts receivable – affiliates of $1.2 million.

Net cash flows provided by operating activities were $28.8 million for the three months ended March 31, 2012, resulting from OIBDA of $63.9 million, investment income of $4.5 million and $0.9 million of amortization of deferred financing costs, offset in part by part by interest expense of $24.3 million and the $15.7 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $14.1 million and an increase in prepaid expenses and other assets of $11.4 million, offset in part by a decrease in accounts receivable, net, of $9.5 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $29.4 million for the three months ended March 31, 2013, comprising $28.7 million of capital expenditures and a net change in accrued property, plant and equipment of $0.7 million.

Net cash flows used in investing activities were $24.4 million for the three months ended March 31, 2012, comprising $20.5 million of capital expenditures and a net change in accrued property, plant and equipment of $3.9 million.

The $8.2 million increase in capital expenditures largely reflects greater outlays for the all-digital video platform, customer premise equipment, HSD bandwidth expansion and enterprise class services.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $2.9 million for the three months ended March 31, 2013, comprising $3.8 million of capital contributions to our parent, MCC, offset in part by $0.9 million of other financing activities.

Net cash flows used in financing activities were $8.6 million for the three months ended March 31, 2012, comprising net repayments of $253.0 million under our bank credit facility, financing costs of $4.7 million and other financing activities of $0.9 million, mostly offset by the $250.0 million issuance of new senior notes.

Capital Structure

As of March 31, 2013, our total indebtedness was $1.522 billion, of which approximately 85% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2013, we paid cash interest of $34.2 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2013, we maintained a $1.078 billion bank credit facility (the “credit facility”), comprising $852.5 million of term loans with maturities ranging from January 2015 to October 2017, and a $225.2 million of revolving credit commitments which are scheduled to expire on December 31, 2014. As of the same date, we had $146.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $69.5 million of outstanding loans and $9.5 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2013, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.0%. As of the same date, we also had $200 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.0%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility was 4.6% for the periods ending March 31, 2013 and 2012.

Senior Notes

As of March 31, 2013, we had $600 million of outstanding senior notes, of which $350 million and $250 million mature in August 2019 and February 2022, respectively. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.

Covenant Compliance and Debt Ratings

For all periods through March 31, 2013, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with positive outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a positive outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2012.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) and ASU 2011-08 — Intangibles — Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2013, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2013.

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

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of March 31, 2013.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of March 31, 2013.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

May 10, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 10, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Notes to Consolidated Financial Statements