Form 10-Q
period 2013-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2013-08-02
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Commission File Numbers: 333-82124-01

   333-82124-04

Mediacom LLC

Mediacom Capital Corporation*

(Exact names of Registrants as specified in their charters)

New York New York	06-1433421 06-1513997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

1 Mediacom Way

Mediacom Park, NY 10918

(Address of principal executive offices)

(845) 443-2600

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$9,037	$9,394
Accounts receivable, net of allowance for doubtful accounts of $2,039 and $1,882	47,266	45,714
Accounts receivable—affiliates	5,322	—
Prepaid expenses and other current assets	11,160	9,176

Total current assets	72,785	64,284
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,446,727 and $1,399,778	670,752	663,492
Franchise rights	614,745	614,745
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,273 and $118,266	29	36
Other assets, net of accumulated amortization of $10,006 and $8,565	17,490	18,955

Total assets	$1,549,712	$1,535,423

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$149,552	$147,017
Deferred revenue	28,164	27,228
Current portion of long-term debt	9,000	9,000

Total current liabilities	186,716	183,245
Long-term debt, less current portion	1,493,000	1,513,000
Other non-current liabilities	20,537	31,376

Total liabilities	1,700,253	1,727,621
Commitments and contingencies (Note 10)
MEMBER’S DEFICIT
Capital contributions	321,196	324,861
Accumulated deficit	(471,737)	(517,059)

Total member’s deficit	(150,541)	(192,198)

Total liabilities and member’s deficit	$1,549,712	$1,535,423

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$175,594	$170,694	$346,613	$339,351
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	75,603	74,496	151,725	148,209
Selling, general and administrative expenses	30,328	28,373	58,260	55,991
Management fee expense	3,000	2,875	6,000	6,335
Depreciation and amortization	28,842	29,010	57,157	58,076

Operating income	37,821	35,940	73,471	70,740
Interest expense, net	(23,645)	(24,210)	(47,260)	(48,504)
Gain (loss) on derivatives, net	6,447	(1,110)	11,127	502
Gain on sale of cable systems, net	—	5,202	—	5,202
Loss on early extinguishment of debt	—	—	—	(6,468)
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(594)	(434)	(1,016)	(897)

Net income	$24,529	$19,888	$45,322	$29,575

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,322	$29,575
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	57,157	58,076
Gain on derivatives, net	(11,127)	(502)
Gain on sale of cable systems, net	—	(5,202)
Loss on early extinguishment of debt	—	6,468
Amortization of deferred financing costs	1,599	1,725
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,552)	(8,132)
Accounts receivable—affiliates	(5,322)	—
Prepaid expenses and other assets	(2,138)	(2,878)
Accounts payable, accrued expenses and other current liabilities	1,742	12,234
Deferred revenue	936	373
Other non-current liabilities	(38)	(40)

Net cash flows provided by operating activities	$86,579	$91,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(64,390)	$(49,335)
Change in accrued property, plant and equipment	677	(3,774)
Acquisition of cable systems	—	(1,186)
Proceeds from sale of cable systems, net	—	11,018

Net cash flows used in investing activities	$(63,713)	$(43,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$62,000	$115,009
Repayment of bank debt	(82,000)	(411,009)
Issuance of senior notes	—	250,000
Capital contributions from parent (Note 8)	—	15,000
Capital distributions to parent (Note 8)	(3,800)	(15,000)
Financing costs	—	(4,890)
Other financing activities	577	(1,567)

Net cash flows used in financing activities	$(23,223)	$(52,457)

Net change in cash	(357)	(4,037)
CASH, beginning of period	9,394	12,438

CASH, end of period	$9,037	$8,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$45,590	$39,599

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom LLC (“Mediacom LLC” and collectively with its subsidiaries, “we,” “our” or “us”) is a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”). MCC is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States, and its cable systems are owned and operated through our operating subsidiaries and those of Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC. As limited liability companies, we and Mediacom Broadband LLC are not subject to income taxes and, as such, are included in the consolidated federal and state income tax returns of MCC, which is a C corporation.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $3.1 million for each of the three months ended June 30, 2013 and 2012, and approximately $6.1 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 expands the guidance in Accountings Standard Update No. 2011-08 (“ASU 2011-08”) Intangibles – Goodwill and Other to include indefinite-lived intangible assets other than goodwill. We adopted this ASU on December 1, 2012. ASU 2012-02 did not have a material impact on our financial statements or related disclosures.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220). This ASU contains amendments to the guidance surrounding accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 on January 1, 2013. ASU 2013-02 did not have an impact on our financial statements or related disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2013, our interest rate exchange agreement liabilities, net, were valued at $36.9 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$36,872	$—	$36,872

Interest rate exchange agreements—liabilities, net	$—	$36,872	$—	$36,872

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

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted LIBOR futures, and the remaining time to maturities. While our interest rate exchange agreements are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis. Based upon the mark-to-market valuation of these interest rate exchange agreements, all of our interest rate exchange agreements were in a liability position as of June 30, 2013 and December 31, 2012, and therefore no assets were recorded on our consolidated balance sheets. As of June 30, 2013 and December 31, 2012, based on such mark-to-market valuations, we recorded an accumulated current liability in “accounts payable, accrued expenses and other current liabilities” of $18.9 million and $19.3 million, respectively, and, as of the same dates, an accumulated long-term liability in “other non-current liabilities” of $18.0 million and $28.7 million, respectively.

As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $6.4 million and a net loss on derivatives of $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and a net gain on derivatives of $11.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Cable systems, equipment and subscriber devices	$2,010,920	$1,956,823
Furniture, fixtures and office equipment	52,064	51,829
Vehicles	36,085	36,342
Buildings and leasehold improvements	16,829	16,695
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,117,479	2,063,270
Accumulated depreciation	(1,446,727)	(1,399,778)

Property, plant and equipment, net	$670,752	$663,492

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Accounts payable—non-affiliates	$21,718	$24,144
Accrued interest	20,012	19,930
Liabilities under interest rate exchange agreements	18,936	19,262
Accrued programming costs	18,702	17,792
Accrued taxes and fees	15,554	15,709
Accrued payroll and benefits	13,205	12,420
Subscriber advance payments	12,249	10,999
Accrued service costs	9,045	9,243
Accrued property, plant and equipment	5,442	4,765
Bank overdrafts (1)	3,907	3,465
Accrued telecommunications costs	1,666	1,266
Accounts payable—affiliates	—	32
Other accrued expenses	9,116	7,990

Accounts payable, accrued expenses and other current liabilities	$149,552	$147,017

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2013 and December 31, 2012, our debt consisted of (dollars in thousands):

	June 30,	December 31,
	2013	2012
Bank credit facility	$902,000	$922,000
9 1/8% senior notes due 2019	350,000	350,000
7 1/4% senior notes due 2022	250,000	250,000

Total debt	$1,502,000	$1,522,000
Less: current portion	9,000	9,000

Total long-term debt	$1,493,000	$1,513,000

Bank Credit Facility

As of June 30, 2013, we maintained a $1.075 billion bank credit facility (the “credit facility”), comprising:

•	$225.2 million of revolving credit commitments, which expire on December 31, 2014;

•	$607.8 million of outstanding Term Loan C borrowings, which mature on January 31, 2015; and

•	$242.5 million of outstanding Term Loan E borrowings, which mature on October 23, 2017.

As of June 30, 2013, we had $164.0 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $51.7 million of outstanding loans and $9.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 3.1 to 1.0 and an interest coverage ratio of 3.0 to 1.0.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2013 and 2012. As of June 30, 2013:

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

As of June 30, 2013 and 2012, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.6%.

Senior Notes

As of June 30, 2013, we had $600 million of outstanding senior notes, comprising $350 million of 9 1/8% senior notes due August 2019 and $250 million of 7 1/4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.3 to 1.0.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $5.8 million and $6.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

Fair Value

As of June 30, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$383,250
7 1/4% senior notes due 2022	271,250

Total senior notes	$654,500

Bank credit facility	$900,937

As of December 31, 2012, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

9 1/8% senior notes due 2019	$388,719
7 1/4% senior notes due 2022	271,250

Total senior notes	$659,969

Bank credit facility	$925,356

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership investment in Mediacom Broadband LLC, another wholly-owned subsidiary of MCC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2013 and 2012, and $9.0 million during each of the six months ended June 30, 2013 and 2012.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $3.8 million and $15.0 million during the six months ended June 30, 2013 and 2012, respectively, and received capital contributions from parent in cash of $15.0 million during the six months ended June 30, 2012.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems. As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.0 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.0 million and $6.3 million for the six months ended June 30, 2013 and 2012, respectively.

We are a preferred equity investor in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC. See Note 7.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us), are reported on a net basis for financial statement presentation purposes. As of June 30, 2013, there were net balances recorded in accounts receivable – affiliates of $5.3 million, and as of December 31, 2012, there were net balances recorded in accounts payable – affiliates of less than $0.1 million.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350 – Intangibles – Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2013, we have determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2013, we served approximately 434,000 video customers, 424,000 high-speed data (“HSD”) customers and 174,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).

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

Our business services of video, HSD and phone, and network and transport solutions, including the fast-growing cell tower backhaul business, largely compete with LECs in our service areas. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in the advertising business from a wide range of national, regional and local competitors, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. We may experience a decline in advertising revenues in 2013 due to such competition and the strong contributions of political advertising in 2012 during a national election year.

For the three and six months ended June 30, 2013, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2013 at a similar rate to our experience in 2012. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing contractual demands of large programmers, who each own or control a significant number of popular cable networks, including sports programming, and increasing retransmission consent fees charged by large television broadcast station groups, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

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

HSD

HSD revenues primarily represent monthly subscription fees charged to residential HSD customers, which vary according to the level of HSD service taken.

Phone

Phone revenues primarily represent monthly subscription fees charged to residential phone customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large businesses, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs are for: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters.

Our HSD and phone service costs fluctuate depending on the level of investments we make in our cable systems and the resulting operational efficiencies. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses are for: call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenues	$175,594	$170,694	$4,900	2.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	75,603	74,496	1,107	1.5%
Selling, general and administrative expenses	30,328	28,373	1,955	6.9%
Management fee expense	3,000	2,875	125	4.3%
Depreciation and amortization	28,842	29,010	(168)	(0.6%)

Operating income	37,821	35,940	1,881	5.2%
Interest expense, net	(23,645)	(24,210)	565	(2.3%)
Gain (loss) on derivatives, net	6,447	(1,110)	7,557	NM
Gain on sale of cable systems, net	—	5,202	(5,202)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(594)	(434)	(160)	36.9%

Net income	$24,529	$19,888	$4,641	23.3%

OIBDA	$66,663	$64,950	$1,713	2.6%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
OIBDA	$66,663	$64,950	$1,713	2.6%
Depreciation and amortization	(28,842)	(29,010)	168	(0.6%)

Operating income	$37,821	$35,940	$1,881	5.2%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Video	$89,425	$91,171	$(1,746)	(1.9%)
HSD	50,962	46,750	4,212	9.0%
Phone	15,121	15,133	(12)	(0.1%)
Business services	16,167	13,682	2,485	18.2%
Advertising	3,919	3,958	(39)	(1.0%)

Total	$175,594	$170,694	$4,900	2.9%

	June 30,		Increase/
	2013	2012	(Decrease)	% Change
Video customers	434,000	458,000	(24,000)	(5.2%)
HSD customers	424,000	401,000	23,000	5.7%
Phone customers	174,000	168,000	6,000	3.6%

Primary service units (PSUs)	1,032,000	1,027,000	5,000	0.5%
Average total monthly revenue per video customer (1)	$133.79	$122.89	$10.90	8.9%
Average total monthly revenue per PSU (2)	$56.77	$55.29	$1.48	2.7%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 2.9%, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 8.9% to $133.79, and average total monthly revenue per PSU increased 2.7% to $56.77.

Video revenues declined 1.9%, mainly due to a lower residential video customer base, offset in part by greater revenue per video customer. During the three months ended June 30, 2013, we lost 7,000 video customers, compared to 7,600 in the prior year period (excluding the net effect of an acquisition and a disposition). As of June 30, 2013, we served 434,000 video customers, or 33.5% of our estimated homes passed. As of the same date, 59.9% of our video customers were digital customers, and 37.3% of our digital customers were taking our DVR service.

HSD revenues grew 9.0%, principally due to greater revenue per HSD customer and a larger residential HSD customer base. During the three months ended June 30, 2013, we gained 4,000 HSD customers, compared to 3,800 in the prior year period (excluding the net effect of an acquisition and a disposition). As of June 30, 2013, we served 424,000 HSD customers, or 32.7% of our estimated homes passed.

Phone revenues were 0.1% lower, largely a result of a lower residential phone customer base, mostly offset by greater revenues per phone customer. During the three months ended June 30, 2013, we gained 5,000 phone customers, compared to 2,400 in the prior year period (excluding the effect of an acquisition). As of June 30, 2013, we served 174,000 phone customers, or 13.4% of our estimated homes passed.

Business services revenues rose 18.2%, primarily due to a larger commercial HSD and phone customer base and, to a lesser extent, greater revenues from our enterprise class services.

Advertising revenues decreased 1.0%, principally due to lower revenues from third party contracts, mostly offset by greater revenues from automotive advertising.

Costs and Expenses

Service costs increased 1.5%, primarily due to greater field operating, programming and utilities expenses, offset in part by lower phone service delivery costs. Field operating costs rose 7.6%, largely as a result of greater fiber lease and cable location expenses and a greater use of outside contractors. Programming costs increased 0.8% mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Utilities expenses grew 8.1%, principally due to higher electricity rates. Phone service costs fell 8.8%, principally due to lower rates charged by our long-distance carriers. Service costs as a percentage of revenues were 43.1% and 43.6% for the three months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses increased 6.9%, largely a result of greater marketing, administrative and customer service employee costs. Marketing costs grew 13.7%, mainly due to greater spending on online advertising, offset in part by a lower use of direct mail marketing. Administrative costs rose 105.4%, principally due to greater legal fees. Customer service employee costs were 10.6% higher, primarily due to higher sales commissions and increased staffing. Billing expenses grew 7.1%, mainly due to higher processing fees. Selling, general and administrative expenses as a percentage of revenues were 17.3% and 16.6% for the three months ended June 30, 2013 and 2012, respectively.

Management fee expense grew 4.3%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.7% for each of the three months ended June 30, 2013 and 2012.

Depreciation and amortization declined 0.6%, largely as a result of certain assets becoming fully depreciated, offset in part by the depreciation of customer premise equipment and investments in HSD bandwidth expansion.

OIBDA

OIBDA increased 2.6%, due to the increase in revenues, offset in part by greater selling, general and administrative expenses and service costs.

Operating Income

Operating income was 5.2% higher, principally due to the increase in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 2.3%, mainly due to lower average outstanding indebtedness during the period and, to a much lesser extent, a lower average cost of debt.

Gain (Loss) on Derivatives, Net

As of June 30, 2013, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $900 million, of which $200 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $6.4 million and a net loss on derivatives of $1.1 million for the three months ended June 30, 2013 and 2012, respectively.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net, of $5.2 million in our statements of operations for the three months ended June 30, 2012.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2013 and 2012. This amount represents the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.6 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, other expense, net, consisted of $0.4 million of revolving credit commitment fees and $0.2 million of other fees. During the three months ended June 30, 2012, other expense, net, substantially consisted of revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $24.5 million for the three months ended June 30, 2013, compared to $19.9 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenues	$346,613	$339,351	$7,262	2.1%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	151,725	148,209	3,516	2.4%
Selling, general and administrative expenses	58,260	55,991	2,269	4.1%
Management fee expense	6,000	6,335	(335)	(5.3%)
Depreciation and amortization	57,157	58,076	(919)	(1.6%)

Operating income	73,471	70,740	2,731	3.9%
Interest expense, net	(47,260)	(48,504)	1,244	(2.6%)
Gain on derivatives, net	11,127	502	10,625	NM
Gain on sale of cable systems, net	—	5,202	(5,202)	NM
Loss on early extinguishment of debt	—	(6,468)	6,468	NM
Investment income from affiliate	9,000	9,000	—	NM
Other expense, net	(1,016)	(897)	(119)	13.3%

Net income	$45,322	$29,575	$15,747	12.2%

OIBDA	$130,628	$128,816	$1,812	1.4%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
OIBDA	$130,628	$128,816	$1,812	1.4%
Depreciation and amortization	(57,157)	(58,076)	919	(1.6%)

Operating income	$73,471	$70,740	$2,731	3.9%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the six months ended, June 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Video	$176,548	$182,111	$(5,563)	(3.1%)
HSD	100,762	92,446	8,316	9.0%
Phone	30,015	30,229	(214)	(0.7%)
Business services	32,034	26,941	5,093	18.9%
Advertising	7,254	7,624	(370)	(4.9%)

Total	$346,613	$339,351	$7,262	2.1%

Revenues increased 2.1%, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 8.6% to $131.89, and average total monthly revenue per PSU increased 1.7% to $56.36.

Video revenues declined 3.1%, mainly due to a lower residential video customer base, largely offset by greater revenue per video customer. During the six months ended June 30, 2013, we lost 8,000 video customers, compared to 12,600 in the prior year period (excluding the net effect of an acquisition and a disposition).

HSD revenues grew 9.0%, principally due to greater revenue per HSD customer and a larger residential HSD customer base. During the six months ended June 30, 2013, we gained 14,000 HSD customers, compared to 18,800 in the prior year period (excluding the net effect of an acquisition and a disposition).

Phone revenues were 0.7% lower, principally a result of a lower residential phone customer base. During the six months ended June 30, 2013, we gained 8,000 phone customers, compared to 8,400 in the prior year period (excluding the net effect of an acquisition and a disposition).

Business services revenues rose 18.9%, primarily due to a larger commercial HSD and phone customer base and, to a lesser extent, greater revenues from our enterprise class services.

Advertising revenues decreased 4.9%, principally due to lower revenues from third party contracts, offset in part by greater revenues from automotive advertising.

Costs and Expenses

Service costs increased 2.4%, primarily due to greater programming and, to a lesser extent, field operating expenses, offset in part by lower phone service delivery costs. Programming costs rose 2.2%, mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Field operating costs grew 9.2%, largely as a result of greater equipment repair, fiber lease and cable location costs, and a greater use of outside contractors, offset in part by the comparison to a favorable insurance claim experience in the prior year period. Phone service costs fell 10.7%, principally due to lower long-distance rates. Service costs as a percentage of revenues were 43.8% and 43.7% for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses increased 4.1%, mainly due to higher marketing, administrative and customer service employee costs. Marketing costs grew 12.3%, mainly due to greater spending on online advertising, offset in part by a lower use of direct mail marketing. Administrative costs rose 59.2%, principally due to greater legal fees. Customer service employee costs were 8.6% higher, primarily due to higher sales commissions and increased staffing. Selling, general and administrative expenses as a percentage of revenues were 16.8% and 16.5% for the six months ended June 30, 2013 and 2012, respectively.

Management fee expense declined 5.3%, reflecting lower fees charged by MCC. Management fee expense as a percentage of revenues was 1.7% and 1.9% for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization was 1.6% lower, largely as a result of certain assets becoming fully depreciated, offset in part by the depreciation of customer premise equipment and investments in HSD bandwidth expansion.

OIBDA

OIBDA grew 1.4%, due to the increase in revenues, offset in part by greater service costs and, to a lesser extent, selling, general and administrative expenses.

Operating Income

Operating income was 3.9% higher, due to the growth in OIBDA and, to a lesser extent, lower depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 2.6%, principally due to lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $11.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the six months ended June 30, 2012. This amount represented the write-off of deferred financing costs as a result of the repayment of certain term loans.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net of $5.2 million in our statements of operations for the six months ended June 30, 2012.

Investment Income from Affiliate

Investment income from affiliate was $9.0 million for each of the six months ended June 30, 2013 and 2012.

Other Expense, Net

Other expense, net, was $1.0 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, other expense, net, consisted of $0.7 million of revolving credit commitment fees and $0.3 million of other fees. During the six months ended June 30, 2012, other expense, net, consisted of $0.6 million of revolving credit commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $45.3 million for the six months ended June 30, 2013, compared to $29.6 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of June 30, 2013, our near-term liquidity requirements included scheduled term loan principal reductions of $4.5 million during the remainder of 2013 and $9.0 million in the year ending December 31, 2014, and $51.7 million of outstanding loans under our revolving credit commitments, which expire on December 31, 2014.

As of June 30, 2013, our sources of liquidity included $9.0 million of cash and $164.0 million of unused and available revolving credit commitments. We believe that cash generated by or available to us will meet our anticipated capital and liquidity through the year ending December 31, 2014.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $86.6 million for the six months ended June 30, 2013, resulting from OIBDA of $130.6 million, investment income from affiliate of $9.0 million and $1.6 million of amortization of deferred financing costs, offset in part by interest expense of $47.3 million and the $6.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable from affiliates of $5.3 million and, to a lesser extent, in prepaid expenses and other assets of $2.1 million and in accounts receivable, net, of $1.6 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $1.7 million and a decrease in deferred revenue of $0.9 million.

Net cash flows provided by operating activities were $91.7 million for the six months ended June 30, 2012, resulting from OIBDA of $128.8 million, investment income from affiliate of $9.0 million, $1.7 million of amortization of deferred financing costs and the $1.6 million net change in our operating assets and liabilities, offset in part by part by interest expense of $48.5 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $12.2 million, offset in part by an increase in accounts receivable, net, of $8.1 million and, to a much lesser extent, in prepaid expenses and other assets of $2.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $63.7 million for the six months ended June 30, 2013, comprising $64.4 million of capital expenditures, offset in part by a net change in accrued property, plant and equipment of $0.7 million.

Net cash flows used in investing activities were $43.3 million for the six months ended June 30, 2012, comprising $49.3 million of capital expenditures, a net change in accrued property, plant and equipment of $3.8 million and an acquisition of a cable system for $1.2 million, offset in part by net proceeds from the sale of a cable system of $11.0 million.

The $15.1 million increase in capital expenditures largely reflected an increase in outlays for customer premise equipment, the all-digital video platform, backhaul to additional cell towers and HSD bandwidth expansion.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $23.2 million for the six months ended June 30, 2013, comprising $20.0 million of net repayments under our bank credit facility and $3.8 million of capital contributions to our parent, MCC, offset in part by $0.6 million of other financing activities.

Net cash flows used in financing activities were $52.5 million for the six months ended June 30, 2012, comprising net repayments of $296.0 million under our bank credit facility, $15.0 million of capital distributions to our parent, MCC, financing costs of $4.9 million and other financing activities of $1.6 million, partly offset by the $250.0 million issuance of new senior notes and $15.0 million of capital contributions from our parent, MCC.

Capital Structure

As of June 30, 2013, our total indebtedness was $1.502 billion, of which approximately 87% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2013, we paid cash interest of $45.6 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2013, we maintained a $1.075 billion bank credit facility (the “credit facility”), comprising $850.3 million of term loans with maturities ranging from January 2015 to October 2017, and a $225.2 million of revolving credit commitments which are scheduled to expire on December 31, 2014. As of the same date, we had $164.0 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $51.7 million of outstanding loans and $9.5 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 3.1 to 1.0 and an interest coverage ratio of 3.0 to 1.0.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2013, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.0%. As of the same date, we also had $200 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.0%.

As of June 30, 2013 and 2012, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.6%.

Senior Notes

As of June 30, 2013, we had $600 million of outstanding senior notes, of which $350 million and $250 million mature in August 2019 and February 2022, respectively. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.3 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through June 30, 2013, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Goodwill and Other Intangible Assets

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 Intangibles – Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) and ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2013, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2013.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2013.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 2, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 2, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements