Form 10-K
period 2013-12-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2014-03-07
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Numbers:	333-82124-01
333-82124-04

Mediacom LLC

Mediacom Capital Corporation*

(Exact names of Registrants as specified in their charters)

New York	06-1433421
New York	06-1513997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

1 Mediacom Way

Mediacom Park, New York 10918

(Address of principal executive offices)

(845) 443-2600

(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrants are not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note: As voluntary filers, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☐	Accelerated filers	☐

Non-accelerated filers	☒	Smaller reporting companies	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Capital Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

MEDIACOM LLC

2013 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition for residential and business customers from other providers, including but not limited to direct broadcast satellite operators, local telephone companies, other cable providers, wireless communications companies and providers that offer streaming and downloading of video content over the Internet;

•	our ability to contain the continued increases in video programming costs or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent costs;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to further expand our Business Services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to refinance future debt maturities, including the existing Term Loan C under our bank credit facility due January 31, 2015, or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2013 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), which is also our manager. MCC is the nation’s eighth largest cable company and among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions. MCC provides video, high-speed data (“HSD”) and phone services to residential and commercial customers and network and transport services to medium- and large-sized businesses over its hybrid fiber and coaxial cable network.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom Broadband LLC (“Mediacom Broadband”), another wholly-owned subsidiary of MCC. As of December 31, 2013, MCC’s cable systems passed an estimated 2.8 million homes and served approximately 945,000 video customers, 965,000 HSD customers and 386,000 phone customers, aggregating 2.3 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, is the sole shareholder of MCC, a C corporation.

Mediacom LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2013, the cable systems operated by these subsidiaries passed an estimated 1.3 million homes and served approximately 417,000 video customers, 431,000 HSD customers and 179,000 phone customers, aggregating 1.0 million PSUs.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on MCC’s website (http://www.mediacomcc.com; follow the “About Us” link to the Investor Relations tab to “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our phone number is (845) 443-2600 and our principal executive offices are located at 1 Mediacom Way, Mediacom Park, New York, 10918.

2014 Developments

New Financings

On February 5, 2014, we entered into a new $225.0 million revolving credit facility, with an expiry date of February 5, 2019 (the “new revolver”), and terminated our existing revolving credit commitments (the “old revolver”). On the same date, we completed a new term loan in the aggregate principal amount of $250.0 million, with a final maturity of March 31, 2018 (“Term Loan F,” and together with the new revolver, “the new financings”). After giving effect to $4.8 million of financing costs, net proceeds of $245.2 million under Term Loan F, together with $161.1 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million balance under the old revolver. Term Loan C has $204.5 million of principal amount outstanding after this partial repayment and a final maturity of January 31, 2015.

On February 5, 2014, we entered into an amended and restated credit agreement that replaced the prior agreement in its entirety, incorporated the new financings, and amended a number of terms and conditions, including covenants related to restricted payments, excess cash recapture and asset sales and acquisitions. See Notes 6 and 13 in our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis — Liquidity and Capital Resources.”

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2013	2012	2011	2010	2009

Estimated homes passed(1)	1,301,000	1,301,000	1,295,000	1,292,000	1,286,000
Video
Video customers(2)	417,000	442,000	473,000	530,000	548,000
Video penetration(3)	32.1%	34.0%	36.5%	41.0%	42.6%
High Speed Data
HSD customers(4)	431,000	410,000	383,000	379,000	350,000
HSD penetration(5)	33.1%	31.5%	29.6%	29.3%	27.2%
Phone
Phone customers(6)	179,000	166,000	159,000	157,000	135,000
Phone penetration(7)	13.8%	12.8%	12.3%	12.2%	10.5%
Primary Service Units (PSUs)(8)
PSUs	1,027,000	1,018,000	1,015,000	1,066,000	1,033,000
PSU penetration(9)	78.9%	78.2%	78.4%	82.5%	80.3%

(1)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
(2)	Represents customers receiving one or more video services. Accounts that are billed on a bulk basis are converted into full-price equivalent video customers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to video customers in that system. This conversion method is generally consistent with the methodology used in determining payments made to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic and expanded cable services, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.
(3)	Represents video customers as a percentage of estimated homes passed.
(4)	Represents customers receiving HSD service. Small- to medium-sized business customers are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.
(5)	Represents the number of total HSD customers as a percentage of estimated homes passed.
(6)	Represents customers receiving phone service. Small- to medium-sized business customers are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.
(7)	Represents the number of total phone customers as a percentage of estimated homes passed.
(8)	Represents the sum of video, HSD and phone customers.
(9)	Represents primary service units as a percentage of our estimated homes passed.

Services

We offer video, HSD and phone services to residential and small- to medium-sized business customers over our hybrid fiber and coaxial cable network. Subscription rates and related charges vary according to the services and associated equipment taken by customers, along with a one-time installation fee, which may be waived or discounted during certain promotions, and customers are typically billed in advance. Residential customers generally have the option of paying on a month-to-month basis, or signing a contract to obtain more favorable rates, subject to a fee upon early cancellation.

We provide network and transport services to medium- and large-sized businesses, governments and educational institutions. Business customers may only discontinue services in accordance with the terms of their contracts, which typically have 2 to 7 year terms. We also sell advertising time to local, regional and national advertisers.

Our Service Areas

Approximately 69% of our homes passed are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with about 41% in DMAs that rank between the 50th and 100th largest.

Our largest markets are:

•	The gulf coast region surrounding Pensacola, FL and Mobile, AL;

•	Suburban and outlying communities around Minneapolis, MN;

•	Outlying communities around Champaign, Springfield and Decatur, IL;

•	Communities in the western Kentucky and southern Illinois region;

•	Communities in northern Indiana;

•	Dagsboro, DE and the adjoining coastal area in Delaware and Maryland;

•	Certain western suburbs of Chicago, IL; and

•	Suburban communities of Huntsville, AL.

Residential Services

We market our services both individually and as bundled packages, with discounts generally available for the subscription to bundled packages, multiple tiers, or other combination of services. As of December 31, 2013, approximately 60% of our residential customers took two or more of our services, including about 22% that took all three.

Video

We offer a wide variety of residential video services, with access to hundreds of channels depending on the level of service taken, including various programming tiers and packages to appeal to a variety of customer preferences. In 2013, residential video revenues represented 50.5% of our total revenues.

Levels of video service typically range from a limited basic tier of 20 to 40 channels to a full digital service of over 300 channels. Video services generally include the programming of national broadcast networks, local broadcast stations, national and regional cable networks, and local public, government and leased access channels. We offer several digital programming packages that include additional national cable networks and regional sports networks, foreign-language and international programming, and digital music channels, depending on the tier selected.

Residential video customers may also subscribe to premium network programming from HBO, Showtime, Starz and Cinemax that provides original commercial-free original programming, movies, live and taped sporting events and concerts, and other special events. Our digital video services require the use of a digital set-top box (“set-top”), which provides an interactive, on-screen program guide and access to our video on demand (“VOD”) library. As of December 31, 2013, about 60% of our residential video customers took a digital video service.

Our VOD service gives digital video customers access to almost 20,000 programming choices, including a wide selection of movies, national broadcast and cable network shows, music videos, and locally produced events. A significant portion of the VOD content carries no additional charge, and digital video customers who subscribe to a premium network have access to that premium network’s VOD content without additional fees. Special event programs, including live concerts, sporting events, and first-run movies are available through VOD on a pay-per-view basis.

Digital video customers who take our high-definition (“HD”) set-top can view certain content with a higher resolution picture, improved audio quality and a wide-screen format. We offer an average of 84 HD channels throughout our footprint, including most major broadcast networks, leading national cable networks, regional sports networks and premium channels, and offer many HD titles in our VOD library. We continue to add new HD programming, all of which is generally provided at no additional charge.

We also offer a digital video recorder (“DVR”) service that allows customers to pause and rewind live programming, and record and store content to view at their convenience, as well as a multi-room DVR set-top that gives customers the ability to access the same stored content on multiple televisions in their home. We recently introduced a new generation multi-room DVR that features the cloud-based, graphically-rich TiVo guide, with advanced search functionality, six tuner recording capability and 500 gigabytes of storage. Late this year, we expect to provide the convenience of in-home video streaming to customer devices through the new DVR set-top. As of December 31, 2013, about 72% and 41% of our digital video customers took an HD set-top and the DVR service, respectively.

We also enable video customers to watch certain programming wherever they are connected to the Internet, whether in or outside their home, using devices such as computers, tablets and smartphones. Eligible video customers have online access to content from 35 providers, and we plan to continue to expand our TV Everywhere offerings in 2014.

HSD

We offer several tiers of high-speed Internet access with a variety of speeds and data allowances to fit our customers’ needs. Our fastest tier, “Ultra Plus,” offers downstream and upstream speeds of up to 105 megabits per second (“Mbps”) and up to 10 Mbps, respectively and, as of December 31, 2013, was available to 63% of our homes passed. In substantially all of our markets where our Ultra Plus tier is not available, we offer maximum downstream and upstream speeds of up to 50 Mbps and up to 5 Mbps, respectively. In 2013, residential HSD revenues represented 29.2% of our total revenues.

Residential HSD customers are generally charged a monthly fee that varies depending on the tier taken, with additional charges if the monthly data allowance is exceeded. Our HSD service requires a modem to connect to the Internet, which we generally rent to our customers for a monthly fee, and we also offer a wireless home networking gateway that allows our customers to connect up to 20 devices in their home. As of December 31, 2013, about 25% of our HSD customers took our wireless home gateway.

Our residential HSD service also includes our Internet portal, mediacomtoday.com, which provides access to email, web hosting and online storage, internet security software and other complimentary features.

Phone

Our residential phone service provides unlimited local, regional and long-distance calling throughout the United States, Canada, Puerto Rico, the U.S. Virgin Islands and Guam, generally for a fixed monthly fee. Residential phone customers receive a wide variety of popular calling features free of charge, including Caller ID, call waiting, call forwarding, three-way calling, anonymous call blocking and other features. We also provide Caller ID on the customer’s television for residential phone customers who also take our video service. Voicemail services, directory assistance and other features are available for an additional fee, along with international calling plans at competitive rates. In 2013, residential phone revenues represented 8.5% of our total revenues.

Mediacom Home Controller

During 2014, we plan to introduce Mediacom Home Controller in several of our markets, a next generation home automation and monitoring service. Home Controller provides traditional security and fire monitoring and gives customers the capability to remotely manage and monitor their home, such as arming and disarming the alarms, viewing their home through installed cameras, and operating home functions, including lighting, thermostats and appliances. Home Controller has cellular back-up in the event of an outage and connects the customer’s home management system to an emergency response center.

Business Services

Mediacom Business offers a variety of services that can be tailored to any size business, from offerings similar to our residential services for small- and medium-sized businesses, to high performance, customized solutions for medium- and large-sized enterprise businesses and institutions, with significant high-capacity transmission and voice requirements. In 2013, business services revenues represented 9.5% of our total revenues.

We provide small- and medium-sized businesses video programming packages and music services, HSD service with speeds up to 105 Mbps downstream and 10 Mbps upstream, and a multi-line phone service.

We offer medium- and large-sized businesses and institutions that have multiple site requirements customized solutions, including trunk-based voice services, and point-to-point and multi-point wide area and local area network solutions, with transmission speeds of up to 10 gigabits per second. We provide these services to the education, healthcare, financial and government markets, as well as other community anchor institutions.

We provide high-capacity, last mile fiber transport and dedicated Internet access to national and regional wireless and wireline telephone providers and Internet service providers to support cell tower backhaul, and Ethernet and regional transport. All fiber-optic based solutions are provided over our reliable and scalable network infrastructure.

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

In many of our markets, we have entered into agreements, commonly referred to as interconnects, with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding their geographic reach. In 2013, advertising revenues represented 2.3% of our total revenues.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, and door-to-door and field technician sales. We also utilize Internet advertising, using search engines and other websites to expand our sales opportunities. Customers are directed to our inbound call centers or website through direct mail, broadcast television, radio, newspaper, outdoor and Internet advertising and television advertising on our own cable systems. We also have a dedicated sales force and outbound telemarketing for Mediacom Business Services, as well as relationships with third-party agents who sell our services.

Customer Care

We continue to invest in our customer care infrastructure to improve our quality of service and installation experience. Our customer care group has multiple contact centers, staffed with dedicated customer service, sales, and technical support representatives available 24 hours a day, seven days a week. We utilize a virtual contact center platform that functions as a single, unified call center and allows us to manage resources effectively and reduce customer hold times through call-routing. We have deployed the latest call center technology, providing our customers a voice-driven self-service system and a call back feature for busy periods, giving them the option to be called back when an agent becomes available.

Our web-based service platform allows customers to order services via the Internet, review their account balance, make payments, receive general and technical support, and utilize self-help tools to troubleshoot technical difficulties. The customer care group also is available online to chat with customers and respond to customer e-mail, and uses social networking websites, including Twitter and Facebook, as an alternative way for our customers to contact us. We have a mobile support platform comprising a website and an application that allows customers to manage their billing account, troubleshoot service issues, manage appointments, and easily contact an agent through a one click to call feature, or through our scheduled call back feature.

Our field operations team focuses on providing a quality experience during installation and service calls and by resolving any customer service issues on their first attempt. For the convenience of our customers, we offer 30 minute arrival windows and evening and weekend scheduling for installation and service calls. Field activity is scheduled and routed seamlessly, including through automated appointment confirmations and remote technician dispatching, and we utilize a workflow management and GPS system that facilitates on-time arrival for customer appointments. Our field technicians are equipped with hand-held diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time, allowing us to efficiently resolve any issues.

Network Technology

Our services are delivered through a fiber-rich, technologically-advanced, route-diverse network that consists of a: national backbone; large-scale, centralized centers; regional headends; neighborhood nodes; and the last-mile connectivity to customer homes or businesses. We utilize an Internet Protocol (“IP”) ring architecture that minimizes service outages through its redundant design. Our facilities are supported and monitored 24 hours a day, seven days a week by our network operations center.

Our national backbone is connected with leading carriers and has a presence in several major carrier hotels. It connects our centralized centers that facilitate video content delivery, HSD, phone, provisioning, customer care and email, and provides access to several aggregation and exchange points to ensure network redundancy and enhanced quality of service. Because we manage the delivery of our services through our national backbone and centralized platforms, we can introduce new services across a larger customer base and realize greater economic efficiency and scale in equipment and facility investment, personnel, and telecommunications costs.

The last-mile component is hybrid fiber-optic coaxial architecture that combines fiber-optic cable with coaxial cable. In most systems, we deliver video, HSD and phone traffic via laser-fed fiber-optic cable between regional headends and neighborhood nodes. From there, we use coaxial cable to deliver traffic between the neighborhood nodes and the homes and businesses we serve. For service reliability, we have installed back-up power supplies in the local network across most of service territory. To serve the high-capacity requirements of our large business customers, our fiber-optic cable is extended from the node site directly to the business customer’s premise.

We expect consumer demands for faster HSD speeds and greater bandwidth consumption, largely driven by streaming and downloading of video over the Internet, will require additional network capacity. To prepare for this, in a majority of our cable systems, we have already converted a significant number of video channels from analog to digital transmission. This is referred to as all-digital delivery, which requires much less bandwidth for the same amount of programming and creates more capacity for HSD and additional HD channels. As of December 31, 2013, 56% of our cable distribution network had been converted to all-digital delivery, and we plan to continue to convert additional systems in 2014.

We believe our current network infrastructure and our plan for its further development provides, and will continue to provide, numerous competitive advantages, notably significantly more bandwidth capacity, greater reliability and higher quality of service.

Community Relations

We are dedicated to fostering strong relations with the communities we serve, and believe our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, under which we provide free video service to almost 1,250 schools and free HSD service to about 50 schools. We also provide free video service to about 2,375 government buildings, libraries and not-for-profit hospitals, and free HSD service to about 185 such locations.

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

Many of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities and towards state agencies. As of December 31, 2013, about 19% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2013, we served 854 communities under franchises. The vast majority of these franchises provide for the payment of fees to the local municipality covered by the franchise. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

Sources of Supply

Programming

The programming content carried by our cable systems is generally obtained pursuant to fixed-term contracts with suppliers whose compensation is typically based on a fixed monthly fee per video customer, subject to contractual escalations. Most of our contracts are entered into directly with the programmer, but we also secure some content through a programming cooperative, of which we are a member, in cases where we enjoy more favorable pricing or terms than are available to us independently. In general, we attempt to secure longer-term programming contracts, ranging from three to eight years.

We also have various retransmission consent agreements that permit our cable systems to retransmit the signals of local broadcast television stations. Under the Federal Communications Commission (“FCC”) rules, local broadcast stations must elect, on a three-year cycle, either “must-carry” rights or “retransmission consent.” If a local broadcast station opts for “retransmission consent,” we are not allowed to carry the station’s signals without its permission, which generally is conditioned upon our payment of cash fees and/or our carriage of one or more of their affiliated stations or programming networks.

Programming expenses have historically been our largest single expense item and, in recent years, these costs on a per-unit basis have increased substantially more than the inflation rate, particularly for sports programming and retransmission consent by local broadcast stations. Many of the most popular cable networks are owned by large media conglomerates, and many local broadcast stations are owned by large independent television broadcast groups that own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. As a result of increasing contractual rates and retransmission consent fees demanded by these parties, we believe our programming expenses will continue to grow at a significant rate.

Moreover, many of those powerful owners of programming require us to purchase their networks and broadcast stations in bundles and dictate how we offer them to our customers. Consequently, we have little or no ability to individually or selectively negotiate for networks or broadcast stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. All of these practices increase our programming expense, and while such growth in programming expenses can be offset, in whole or in part, by rate increases to our video customers, our video gross margins will continue to decline if they cannot be fully offset.

HSD Service

We deliver HSD service through fiber networks that are owned by us or leased from third parties and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD traffic over the provider’s network.

Phone Service

Our phone service is delivered through a voice over internet protocol (“VoIP”) platform over a route-diverse infrastructure. We source certain services from outside parties to support our phone service, the most significant of which are long-distance services from a number of Tier 1 carriers, E911 database management, and leased circuits from incumbent local exchange carriers (“ILECs”).

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops, including DVRs, from a limited number of suppliers, principally Motorola Inc. and Pace plc, and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides from Rovi Corporation and beginning in 2013, TiVo Inc. We mainly purchase cable modems from Cisco Systems Inc., Hitron Technologies and Technicolor SA, and routers, switches and other network equipment from Cisco Systems, Casa Technology Systems and Huawei Technologies Co. Ltd.

Competition

We operate in an intensely competitive and rapidly changing environment and compete with an increasing number of companies that provide a wide range of communication products and services and entertainment choices. We compete primarily with DBS providers and telephone companies, many of whom have greater resources than we do. We also face limited, but increasing competition from other companies that provide video distributed over the Internet, or “over-the-top” video (“OTTV”), and wireless Internet services.

Direct Broadcast Satellite Providers

DBS providers, principally DirecTV, Inc. and DISH Network Corporation, are the cable industry’s most significant video competitors, serving over 34 million customers nationwide, according to publicly available information. These DBS providers offer programming packages substantially similar to ours, and may offer a great number of HD channels and exclusive content, such as professional football games under DirecTV’s agreement with the National Football League. DBS providers also offer DVR service and other interactive features that we may not offer, including the ability to view live video outside the home and ad-skipping features.

DBS providers have certain operational advantages over us, including a nation-wide brand and marketing platform, and not being required to pay certain taxes and fees which we incur, principally franchise fees and property taxes. Due to technological constraints, DBS providers have a limited or restricted ability to offer HSD and phone services similar to ours. However, DBS providers have generally entered into marketing agreements with certain local telephone companies in our markets that bundle a DBS video service with HSD and/or phone services provided by these local telephone companies. DBS providers historically have offered, and continue to offer, aggressive promotional pricing for new customers, which we believe has contributed to our video customer losses.

Local Telephone Companies

Local telephone companies, including AT&T, Inc., CenturyLink, Inc., Frontier Communications Corporation and Verizon Communications, Inc., are our most significant competition for HSD, phone and business services. Our HSD service generally competes with a digital subscriber line (“DSL”) offering, which is typically limited by technological constraints to speeds considerably lower than ours, and our phone service generally competes with a service substantially similar to ours.

Our business services also compete with these local telephone companies, many of which are in a better position to offer business services, as they may have longer-term relationships with their existing customers, and their networks tend to be more robust in commercially developed areas. We are expanding and extending our network in the business districts in the markets we serve and providing competitive offerings and pricing to increase our market share.

In certain of our markets, these telephone companies have upgraded portions of their existing network to a fiber-based delivery system, allowing them to offer HSD speeds generally comparable to ours and, in approximately 9% of our homes passed, video services substantially similar to ours. Moreover, they aggressively market and sell bundles of video, HSD and phone services and, in some cases, wireless services. We generally believe our markets have been a lower priority for these telephone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, some of these local telephone companies, particularly AT&T and CenturyLink, have announced general plans to extend their fiber-based networks, although without specifically identifying these new markets, which would result in greater levels of competition if they were to continue to expand their fiber-based networks in our footprint.

Our phone and HSD services also face competition from wireless providers, including AT&T, Verizon Wireless and Sprint Corporation. Households continue to substitute cell phones for their traditional wire-line phone service, leading to slower growth rates in our phone customer base, and this trend will likely persist. Increasing consumer usage of mobile devices, including smartphones and tablets, to access the Internet access is a replacement for our HSD service. While we believe that the Internet service offered by such wireless providers generally does not offer a full replacement to our HSD service, given its slower speed, decreased reliability and the higher cost to consumers for data usage, we may face greater competition for HSD customers if these wireless providers offer a competitively priced, comparable offering to our HSD service.

Other Cable Providers

We compete with other cable systems in approximately 20% of our footprint that operate under non-exclusive franchises granted by local authorities. Some of these competitors, including municipally-owned entities, may be granted franchises on more favorable terms than ours, or enjoy other advantages, such as exemptions from taxes or regulatory requirements, to which we are subject. Most of these entities offer services similar to ours and were operating prior to our ownership of the affected cable systems. We believe there has been no significant expansion of such entities in our markets in the past several years.

OTTV

Our video services face increasing competition from OTTV providers that offer streaming and downloading of video content over the Internet, often available for a nominal fee or free of charge. Across the United States, consumers are finding it easier to drop the video service completely, given the options for viewing video over the web, including Netflix, Hulu, and YouTube. The quality and amount of content offered by these OTTV providers continues to improve, including movies and television programs that may also be offered by us and, in some cases, exclusive and original content that we cannot provide our customers.

While we do not believe OTTV services available in our markets currently offer a full replacement of our video service, as they generally do not offer live content, particularly local broadcasting or sports programming, we may experience less demand for DVR, VOD and other premium video services as OTTV proliferates. Certain newer services, like Aereo, are now offering an Internet service that streams live programming from local broadcast stations for a fee, which would result in greater video competition if such services were to become available in our markets. Over time, as these OTTV options grow and improve, and high-speed internet availability and penetration increases, it could lead to traditionally lower-end customers such as younger generation and lower-income households cutting their video subscriptions or not becoming a video customer in the first place.

Other Competition

Our video service also competes with over-the-air broadcast television, which is available free of charge using an “off-air” antenna. Our HSD service also faces competition from certain other companies and local governments that offer wireless Internet service. Our phone service also competes with national providers of IP-based phone services, such as Vonage, Skype and magicJack, and companies that sell phone cards at a cost per minute for both national and international service.

Advertising

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.

Employees

As of December 31, 2013, we had 1,965 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 1, 2012. Through December 31, 2014, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

In 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to explore what action the FCC could take to allow market forces to set retransmission consent fees while still protecting the interests of consumers, identify per se violations of the duty to bargain in good faith, strengthen subscriber notice requirements when negotiations fail and eliminate the FCC’s network non-duplication and syndicated exclusivity rules, which currently restrict the ability of a cable operator to carry certain signals containing duplicative programming, even if the station claiming protection is not carried by the cable operator. Legislation to reform retransmission consent was introduced during 2013 but has not been and may never be enacted. The Satellite Television Extension & Localism Act (“STELA”), the act that grants satellite providers a compulsory license to retransmit signals of television broadcast stations, expires at the end of 2014, and Congress is likely to vote to reauthorize an updated form of the STELA legislation this year. In February 2014, members of Congress solicited input to consider whether, as part of the reauthorization, Congress should make changes to carriage requirements, retransmission consent rights, good faith standards for retransmission consent negotiations and whether to extend multichannel video programming distributors (“MVPD”) regulations to over-the-top video programming providers. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules or legislation may have on our business. If any new rules or legislation would strengthen the relative negotiating position of broadcasters or impose greater advance notice requirements of a possible termination of our right to carry a signal, this could have an adverse effect on our business.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by requiring them to include popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing approximately one third of our video customers receiving local broadcast stations will expire and require renegotiation prior to December 31, 2014, with the balance about evenly split between 2015 and 2016.

In 2012, the FCC reinstated its video description rules pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 (“CVAA”). Cable operators with more than 50,000 subscribers must provide 50 hours per calendar quarter of prime-time and/or children’s programming with video descriptions for each of the top-five Nielsen-rated non-broadcast networks that provide other than “near-live” content. Video description requires audio-narrated descriptions of a program’s key visual elements. Although the burden of video description falls on the cable operator and other MVPDs the affected programmers may include video descriptions in their programming feeds, thereby satisfying the requirement for all MVPDs. The FCC also set deadlines for complying with closed captioning of various types of Internet protocol video delivered online ranging from September 30, 2012 to September 30, 2013.

On April 9, 2013, the FCC issued new rules to become effective in 2016 implementing the CVAA requirements to make emergency information available to the blind or visually impaired and for certain equipment to provide video description of emergency information. The rules require that MVPDs, among others, must convey televised emergency information aurally, when such information is conveyed visually during programming other than newscasts. The rules require, among other things, that certain devices, including set-tops, make available a second audio stream, such as that currently used to provide video description, to provide the emergency information aurally. The FCC simultaneously issued a Further Notice of Proposed Rulemaking to determine, among other things, whether these requirements will apply to an MVPD to the extent that it permits subscriber access to linear video programming that contains emergency information via tablets, laptops, smartphones or similar devices. We cannot predict the outcome of this proceeding or the effect any such new requirements may have on our business.

On October 29, 2013, the FCC adopted rules to implement other sections of the CVAA that impose certain accessibility requirements on navigation devices and digital apparatus used to view video programming. Navigation devices are those with conditional access used to access video programming such as set-tops, cable modems and devices with pre-installed MVPD applications. Such devices must make on-screen text menus and guides for the display or selection of MVPD programming audibly accessible. Digital apparatus are other devices designed to receive or play back video programming with sound that is transmitted in digital format such as smartphones and tablets that do not have pre-installed MVPD applications. Digital apparatus must make appropriate built-in functions (i.e., those used for the reception, playback or display of video programming) accessible to individuals who are blind or visually impaired. Simultaneously, the FCC issued a Notice of Further Proposed Rulemaking seeking comment on issues including whether to more precisely define certain terms used in the CVAA and increase notice requirements. We cannot predict the outcome of this proceeding or the effect that the rules discussed above or any new requirements may have on our business.

Program Tiering

Federal law requires that certain types of programming, such as the carriage of local broadcast channels and any public, educational or governmental access (“PEG”) channels, be part of the lowest level of video programming service — the basic tier. In many of our systems, the basic tier is generally comprised of programming in analog format although some programming may be offered in digital format. Migration of PEG channels from analog to digital format frees up bandwidth over which we can provide a greater variety of other programming or service options.

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

In 2008, the FCC promulgated regulations which could allow certain leased access users lower cost access to channel capacity on cable systems. The United States Office of Management and Budget denied approval of the new rules and a federal court of appeals stayed implementation of the new rules. In 2008, the federal appeals court agreed at the request of the FCC to hold the case in abeyance until the FCC resolved its issues with the Office of Management and Budget. If implemented as promulgated, these changes will likely increase our costs and could cause additional leased access activity on our cable systems and thereby require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers. We cannot, however, predict whether the FCC will ultimately enact these rules as promulgated, whether it will seek to implement revised rules, or whether it will attempt to implement any new commercial leased access rules.

Access to Certain Programming

In 2011, as part of its order approving Comcast Corporation’s acquisition of a controlling interest in NBC Universal (“Comcast Order”), the FCC specified certain terms and conditions by which Comcast and NBC Universal are required to provide programming to both traditional MVPDs, and online video distributors (“OVD”), as well as provided for the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. In February 2014, Comcast announced that it would acquire the stock of Time Warner Cable. This acquisition is subject to regulatory approval which, if granted, may impose further conditions that might impact program access. We cannot predict the effect of the current or any future conditions on our business.

The FCC had previously preliminarily determined that the definition of an MVPD was limited to facilities-based providers, thus excluding “over-the-top” video distributors. In 2012, the FCC announced that it would open a public comment window regarding the potential expansion of the definition of a MVPD to include non-facilities-based providers. While we cannot predict whether the FCC will take any action, any such expansion of definition may increase the availability of potential programming sources to non-facilities-based providers, thus potentially adversely affecting our business.

In 2012, the FCC declined to extend a ban on exclusive contracts between cable operators and satellite-delivered programming services in which the cable operator has an attributable ownership interest. We cannot predict what effect, if any, the removal of this ban will have on our business.

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

Cable Equipment

The Cable Act and FCC regulations gave consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. The rules also required cable MVPDs to separate security from non-security functions in set-top converters to allow third-party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, in 2003, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions (“2003 Cable Card Order”). The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. In 2013, the United States Court of Appeals for the District of Columbia held that the FCC lacked statutory authority to adopt the 2003 rules and vacated the entire 2003 Cable Card Order and its associated rules, subject to any petition for rehearing. Although rules addressing encoding, prohibitions on selectable outputs and other technical standards were vacated, rules relating to prior related orders, such as the rule requiring separable security (e.g., CableCards) or the ban on integrated security, were not affected. We cannot predict what effect, if any, the removal of the rules establishing standardization of and limits on content protection standards may have on our business, although if content providers seek more stringent standards or divergent security technologies in the future, it may increase our costs and impair our ability to deliver programming to our customers.

In 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“2008 MOU”) in connection with the development of tru2way — a national two-way “plug and play” platform for interactive television; other members of the consumer electronics industry have since joined the 2008 MOU. Despite the 2008 MOU, in 2010, the FCC issued a Notice of Inquiry (“NOI”) as part of its review pursuant to its National Broadband Plan that sought to standardize gateway devices to allow consumer access to all video programming regardless of the MVPD provider. That NOI discusses an “AllVid” gateway device that would be used by all MVPDs by December 31, 2012. The AllVid device would translate network delivery technologies into a standardized video output that could be received by any AllVid retail device. Another adaptor would operate in a similar fashion but deliver the output to a home router for delivery to networked devices. These proposals, however, have not resulted in rules. We cannot predict the outcome of these proceedings or what effect they may have on our business or what impact the vacation of the FCC’s 2003 Cable Card Order will have on the adoption of any new rules. If any new requirements require investment in new gateway devices, which could increase our costs and require capital investment, and any change to technology that could make it easier for consumers to change MVPDs, they could have an adverse effect on our business.

Since 2007, cable operators have been prohibited from issuing to their customers new set-top terminals that integrate security and basic navigation functions. In 2009, the FCC relaxed this ban by issuing an industry-wide waiver permitting cable operator use of a particular one-way set-top that met its definition of a “low-cost, limited capability” device. The particular box did not support interactive program guides, video-on-demand, or pay-per-view or include high definition or dual digital tuners or video recording functionality. The FCC established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers. In a separate action, specific to another cable operator, the FCC determined that HD output would no longer be considered an advanced capability. Such waivers by the FCC can help to lower the cost and facilitate conversion of cable systems to digital format.

In 2011, new FCC rules took effect to address perceived shortcomings in deployment of CableCARD technology. Among other restrictions, cable operators must now proactively offer new CableCARD customers a self-installation option; offer a credit to bundled services if the bundle includes a set-top and the subscriber opts to use a CableCARD instead of the set-top; in annual notices, websites and billing stuffers, conspicuously disclose the rates charged for Cable CARDs in retail devices and those included in leased set-tops as well as the availability of credits from bundled prices if CableCARDs are used in lieu of set-tops; and CableCARDs must be uniformly priced throughout a cable system. The new rules also impose a number of operational requirements on cable operators, mostly designed to ensure the availability and efficacy of the CableCARDs. Because many of these rules were specifically applicable to MVPDs subject to the rules adopted pursuant to the 2003 Cable Card Order, it remains unclear whether the new rules remain in effect or were vacated along with the rules adopted as part of the 2003 Cable Card Order.

Pole Attachment Regulation

The Cable Act requires certain public utilities, including all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduits and rights-of-way at just and reasonable rates. This right of access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a rate formula that became effective in 2001, which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

In 2011, the FCC adopted an Order modifying the pole attachment rules to promote broadband deployment. Previously, poles subject to the FCC attachment rules used a formula that resulted in lower rates for cable attachments and higher rates for telecommunication services attachments. The FCC had previously ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula and the U.S. Supreme Court affirmed this decision.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula, including if an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by another attacher at rates higher than provided under the rate formula. After this determination, Gulf Power Company pursued just such a claim before the FCC based on these limited circumstances. The administrative law judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that the poles at issue were “full.” In 2011, the FCC affirmed the administrative law judge’s decision that, among other things, poles are not at “full capacity” if make-ready can accommodate new attachments. Gulf Power challenged the FCC’s order at the United States Court of Appeals for the D. C. Circuit claiming, among other things, that the attachments failed to provide “just compensation” in violation of the Fifth Amendment’s Takings Clause. In February 2012, the Court upheld FCC’s order.

In May 2010, the FCC issued an order that, among other things, clarified the right to use certain types of attachment techniques and held that just and reasonable access to poles pursuant to Section 224 of the Communications Act includes the right of timely access.

Pursuant to the FCC’s 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. Pole owners will also be subject to timelines for virtually all aspects of make-ready preparations for attachments. ILECs will also be permitted to petition the FCC to receive lower regulated attachment rates. In 2013, the U.S. Court of Appeals for the D.C. Circuit unanimously upheld the FCC’s 2011 Order, denying a challenge by a utility that faced reduced payments for attachments to its poles. On October 7, 2013, the United States Supreme Court effectively upheld that decision by declining to review it. Although some of these changes may benefit our business, others may lower the cost of pole attachments to our competitors and make better and timelier access to poles to facilitate construction of competing facilities and we cannot predict how these changes may impact our business.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending the compulsory satellite license authority for an additional five years, and again in 2010 extending that authority through 2014. In its 2008 Report to Congress, the Copyright Office recommended abandonment of the current cable and satellite compulsory licenses. In 2011, the Copyright Office issued a report to Congress mandated by the STELA recommending phasing out the distant signal compulsory license by a date certain to be established by Congress and exploring phasing out the local signal compulsory license at a later date. The report suggested three options to replace the compulsory license: (1) collective licensing; (2) direct licensing; and (3) sublicensing, all of which likely pose additional burdens and uncertainty to the procurement of necessary copyright licenses and likely increase both the cost of such clearances and the transactional cost of obtaining such clearances. Pursuant to the same legislation, in 2011, the United States Government Accountability Office issued a report to Congress that found that the impact of a phase-out of the compulsory copyright licenses would have an uncertain impact on the market and regulatory environment. In part, the scheme (i.e., direct licensing, collective licensing or sublicensing) that would replace the compulsory licenses would impact the outcome. Importantly, elimination of the compulsory license without repeal of mandatory carriage obligations would put cable operators in the paradoxical position of being required to retransmit a signal that it had no right to retransmit. The report also stated that although the impact is uncertain, it could cause an increase in both the cost of copyright license itself as well as the transactional costs to obtain the licenses. STELA is slated to expire on December 31, 2014. The Senate Judiciary and Senate Commerce, Science and Transportation, and the House Judiciary and House Energy and Commerce Committees have shared jurisdiction over DBS and cable compulsory licenses. Looking ahead to STELA reauthorization process, various of these committees and their subcommittees held hearings in 2013, and will continue to hold hearings throughout 2014. We cannot predict whether Congress will take action to extend the satellite compulsory license and/or eliminate the cable compulsory license. Elimination of the cable compulsory license could, however, significantly increase our costs of obtaining broadcast programming.

In 2010, Congress modified the cable compulsory license reporting and payment obligations with respect to the carriage of multiple streams of programming from a single broadcast station and clarified that cable operators need not pay for distant signals carried only in portions of the cable system as if they were carried everywhere in the system (commonly referred to as “phantom signals”). The legislation also provides copyright owners with the ability to independently audit cable operators’ statement of accounts filed in 2010 and later and the Copyright Office has a pending rulemaking to adopt rules governing such an audit. The Copyright Office adopted interim regulations in December 2013 to allow copyright owners to file Notices of Intent to Audit; the Copyright Office intends to issue final rules in 2014. We cannot predict what impact, if any, these developments may have, if any, on our business.

The Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements. To date, the Copyright Office has not taken any public action on these petitions. Issues raised in the petitions that have not been resolved by subsequent legislation include, among other things, clarification regarding: inclusion in gross revenues of digital converter fee;, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; and certain reporting practices, including the definition of “community.” Moreover, the Copyright Office has not yet acted on a filed petition and may solicit comment on the definition of a “network” station for purposes of the compulsory license.

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take actions to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies, including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers when certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In 2009, a federal appellate court upheld an FCC regulation that requires phone customers to provide “opt-in” approval before certain subscriber information can be shared with a business partner for marketing purposes. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.

State and Local Regulation

Franchise Matters

Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. We have non-exclusive franchises granted by municipal, state or other local government entities for virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise granted by a municipal or local governmental entity generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including California, Florida, Illinois, Indiana, Iowa, Missouri and North Carolina make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

HSD Service

Federal Regulation

The FCC classifies Internet access service provided through cable modems as an interstate information service and has determined that gross revenues from such services should not be included in the revenue base from which franchise fees are calculated. Whether Internet access will be classified as a common carrier service under Title II of the Communications Act or be regulated as an “advanced telecommunications service” remains an unresolved issue. In February 2014, the FCC Chairman announced intent to keep open a rulemaking proceeding to determine whether to impose Title II common carrier regulation on providers, including us, in the event it cannot impose network neutrality obligations pursuant to other authority. We are unable to predict the ultimate resolution of these matters.

Network Neutrality

In 2010, the FCC, citing authority under Section 706 of the Telecommunications Act of 1996, adopted comprehensive broadband Internet network neutrality rules, including requiring transparency of disclosures to consumers of commercial terms, performance and network management practices; preventing blocking of lawful content, applications and services; and preventing unreasonable discrimination in the transmission of lawful Internet traffic. Although the prohibitions on blocking and interference are subject to reasonable network management practices, the FCC did not provide definitive guidance or safe harbors as to what actions constitute such practices. Rather, the FCC has opted to trade clarity for flexibility by further developing what constitutes reasonable network management practices on a complaint-driven case-by-case evaluation of actual practices. On January 14, 2014, the United States Court of Appeals for the DC Circuit struck down the rules holding that the FCC could not regulate Internet Service Providers (ISPs) as common carriers because the FCC had not classified them as common carriers. The FCC chairman has publicly stated that he would seek to use Section 706 authority and regulate ISP service as an “advanced telecommunications service” but, if unsuccessful, would consider imposing Title II common carrier regulation as basis for regulation. We cannot predict what action the FCC may take, or the outcome of any such rulemaking. In 2010, the FCC opened a rulemaking on whether to reclassify broadband service as a Title II service and that docket remains open at the FCC. If the FCC were to reclassify broadband as a common carrier service subject to Title II regulation, then some states might follow suit and attempt to regulate broadband service as well. Any regulation of our HSD service as a common carrier subject to Title II common carrier could have an adverse impact on our business.

National Broadband Plan

In 2010, the FCC delivered to Congress the National Broadband Plan (“Plan”) as required by the American Recovery and Reinvestment Act. The Plan seeks to: ensure that all people of the United States have access to affordable broadband capability; connect 100 million households to affordable 100 Mbps service; provide access to 1 Gbps service to community anchor institutions; increase mobile innovation by making 500 MHz of wireless spectrum newly available; increase broadband adoption rates from 65 percent to 90 percent; transition Universal Service Fund (“USF”) support from providing a legacy high-cost telephone subsidy to instead supporting affordable broadband in rural communities; enhance public safety by ensuring first responder access to a nationwide, wireless interoperable public safety network; and ensure that all consumers can track and manage their real-time energy consumption via broadband connectivity. The Plan includes more than 60 key actions, proceedings, and initiatives the FCC intends to undertake. The FCC proposes a variety of incentives to spur private investment in broadband deployment, including the repurposing of certain USF monies. The Plan calls for closing the gap between the telecommunications and cable pole attachment rates (see discussion under “Cable System Operations and Cable Services: Pole Attachment Regulation”); new rules affecting set-tops (see discussion under “Cable System Operations and Cable Services: Cable Equipment”); efforts to increase the transparency of privacy practices to consumers and gaining informed consent from consumers for information collection (see discussion under “Cable System Operations and Cable Services: Privacy and Data Security”); and standardization of technical measures of broadband performance (speed) and disclosure requirements to consumers. The Plan also recommends stronger cybersecurity protections and defenses by HSD providers as well as increased reporting obligations. We cannot predict what, if any, requirements will be placed on our provision of HSD services or our operation of HSD facilities or what impact the Plan and the related FCC rulemakings and actions by other regulatory agencies or Congress will ultimately have on our business or what advantages may be given to services that may compete with ours.

Universal Service Fund

In 2011, the FCC adopted a series of reforms to the USF support mechanism. Included in these changes was the establishment of the Connect America Fund that will eventually replace all high-cost support mechanisms. The fund will help to make broadband available to areas that do not have or would not have broadband service. Moreover, the FCC will require all entities designated as an “eligible telecommunications carrier” to offer broadband services in addition to voice services.

In 2012, the FCC issued a Further Notice of Proposed Rulemaking (“2012 FNPRM”) which proposed, among other things, imposing USF fees on broadband Internet access as well as imposing USF contributions on the full price of a bundle that included both assessable and non-assessable services. We cannot predict whether the FCC will impose USF contribution obligations on any of our HSD services either directly or indirectly through a bundled-offering assessment. Any such increased costs, however, would increase our cost of service to consumers and that could adversely affect our business. For a more complete discussion of the 2012 FNPRM, please refer to the Voice-over-Internet Protocol Telephony Service section below.

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

Federal Regulatory Obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In 2006, the FCC announced that it would require VoIP providers to contribute to the USF based on their interstate service revenues. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. Since 2007, the FCC has required interconnected VoIP providers, such as us, to pay regulatory fees based on revenues reported on the FCC Form 499A at the same rate as interstate telecommunications service providers. The FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, Customer Proprietary Network Information (“CPNI”), local number portability, disability access, Form 477 (subscriber information) reporting obligations, international service revenue reporting and outage reporting. In April 2010, the FCC issued a NOI and a NPRM that would transition high-cost program funds from analog telephony to the provision of broadband services.

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

Risks Related to our Operations

We face intense competition that could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive business environment and, in many instances, face competitors that, compared to us, have greater resources and operating capabilities, fewer regulatory burdens, easier access to financing, more favorable brand recognition, and long-standing relationships with regulatory authorities and customers.

DBS providers, principally DirecTV and DISH, are our most significant video competitors. We have historically faced, and expect to continue to face, intense competition from these DBS providers, who have used discounted promotional pricing, more advanced consumer equipment, a larger number of HD channels, and, in the case of DirecTV, exclusive NFL programming to attract new customers. Additionally, in many of our service areas, these DBS providers have entered into co-marketing arrangements with local telephone companies to offer a DBS-provided video service bundled with DSL, phone and, in some cases, wireless service offered by a local telephone company. We and other cable companies have lost a significant number of video customers to DBS providers, and we expect to continue to face serious challenges from them in the future.

Our HSD service primarily competes with local telephone companies providing DSL service, which is typically limited by technological constraints to speeds considerably lower than ours, but is generally offered at prices lower than our HSD service. In some service areas, the local telephone companies have made investments in their networks, allowing them to offer higher speed DSL service, but still at speeds less than our HSD service.

Major telephone companies, including AT&T, CenturyLink, Frontier and Verizon, have upgraded portions of their networks to a fiber-based delivery system, allowing them to offer HSD speeds generally comparable to ours and, in approximately 9% of our homes passed, video services substantially similar to ours. AT&T and Centurylink have publicly stated that they expect to extend their fiber-based network beyond the areas currently served, although without specifically identifying these new markets. We compete with other cable providers, or overbuilders, in approximately 20% of our footprint and most of these offer services similar to ours. Google Inc. has deployed fiber-based networks in certain markets outside of our service areas and announced plans to continue to expand into new markets. If further build-outs of such fiber-based networks or other video systems were to occur in our service areas, we would face greater competition for video and HSD customers.

Increasingly, our video service faces competition from companies that deliver movies and television programs over the Internet. While we do not believe such OTTV offerings currently offer a full replacement for our video service, as they generally do not offer live content, local broadcasting or sports programming, OTTV providers continue to expand their offerings and, in some cases, offer content that we do not provide. Certain newer services are now offering an Internet service that streams live programming from local broadcast stations for a fee, which would result in greater video competition if such services were to become available in our markets. If OTTV providers were to offer popular content that consumers accepted as an adequate, if not preferable, replacement to our video service, we may experience greater levels of video customer losses.

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

The services we provide to small- and medium-sized businesses and large enterprise customers generally compete with the local telephone companies, who may have more extensive network coverage and longer-term relationships with the business community. We may not be able to continue to grow our business services revenues by taking more market share if our competitors decide to compete vigorously on price and service.

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

Video programming expenses have historically been, and we expect will continue to be, our largest single expense item and, in recent years, have reflected substantial percentage increases, on a per-unit basis. The rate of increase in such expenses has been well in excess of the inflation rate, primarily caused by higher per unit rates for national and regional sports networks and rapidly rising retransmission consent fees imposed by local broadcast stations.

We believe these expenses will continue to grow at a significant rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and large independent television broadcast groups, who own, control or otherwise represent a significant number of local broadcast stations across the country and, in some cases, own or control multiple stations in the same market.

Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and dictate how we offer them to our video customers, given the economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or local broadcast stations, to forego purchasing networks or local broadcast stations that generate low subscriber interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. All of these practices increase our programming expense.

If we are unable to successfully negotiate new agreements with these programmers when our current agreements expire, the programmers could require us to cease carrying their signals, possibly for an indefinite period, which may result in a loss of video customers and advertising revenue. We also may be obligated to carry additional programming that we would otherwise not offer because of the negotiating leverage these large programming companies have over us, which may increase our programming expenses.

While such growth in programming expenses can be offset, in whole or in part, by rate increases, our video gross margins will continue to decline if they cannot be fully offset. If increases in our programming costs were to drive the pricing of our video services to levels that are deemed unaffordable, our customers may no longer purchase our video services and instead rely on over-the-air viewing or use an OTTV service, which could have an adverse effect on our business, financial condition and results of operations.

Slower historical growth in the U.S. economy may adversely impact our business, financial condition and results of operations.

Most of our revenues are sourced from consumers whose spending behavior is impacted by prevailing economic conditions. The United States economy continues to experience slower growth in a post-recession period compared to prior experience, and prospects for faster economic growth are uncertain. The current state of the economy may hinder job creation, occupied housing levels, and personal income growth, and hurt consumer confidence, which taken together may impact demand for our services. Some customers dropped service due to consolidating households and budget tightening during this past recession, and in the future, others may reduce their level of services we provide them or may discontinue service altogether. Because our video service is an established and highly penetrated business, our ability to gain new video customers depends, in part, on growth in occupied housing in our service areas, which is influenced by both local and national economic conditions. If the number of occupied homes in our service areas were to decline or not grow at all, our ability to attract and retain new video customers and maintain or grow our revenues would diminish. A continuation, or worsening, of these economic conditions could adversely impact our business, financial condition and results of operations.

Business services are making increasing contributions to our results of operations and we face risks as we attempt to further expand these services.

Business Services are making increasing contributions to our results of operations, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. To accommodate this expansion, we expect to commit greater expenditures on technology, equipment and personnel focused on our business services. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. We depend, in part, on leased communications lines and related activities provided by certain third parties to deliver our services. As a result, our ability to implement remedies or changes to meet the customers’ service level standards may be limited. If we are unable to meet these service level requirements, or more broadly, the expectations of commercial customers, or we fail to properly scale and support these activities, we can no longer expect business services to continue to make increasing contributions and our results of operations may be adversely affected.

If we are unable to keep pace with rapid technological developments and respond effectively to changes in consumer behavior and demand, our business, financial condition and results of operation may be adversely affected.

We operate in a rapidly changing environment and our success is dependent, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to distinguish our services. If our competitors were to acquire or develop and introduce new products and services that we do not currently offer, we may be required to deploy greater levels of capital investment than we would otherwise deploy to maintain our competitive position, and our business, financial condition and results of operation may be adversely affected.

New technologies for consumer devices and rapid development of distribution services are influencing consumer behavior and elevating the number of competitors we will face. These changes in the competitive and consumer landscape may affect the demand for our services. Smart television sets, computers, smartphones and tablets can now view Internet video streaming services that compete with our video service, and this may affect demand for digital video tiers, premium networks, DVRs and VOD. Consumers also are increasingly using their wireless devices to access entertainment, information and communication services anywhere and anytime they want, using 4G wireless broadband services and Wi-Fi networks, and this development may impact our HSD service. Our phone service faces increasing competition from wireless and Internet-based phone services as more consumers substitute their traditional wireline phone service with these alternative providers. The future success of these alternatives to our services could have an adverse impact on our business, financial condition and results of operations.

To keep pace with future developments, we must choose third-party suppliers whose technologies or equipment are more effective, cost-efficient and attractive to customers than those offered by our competitors. Specific to our video customers’ set-tops, to maintain parity with our competitors, we rely on third-party providers to make available to us new, cost-effective set-tops, with multi-room DVR, multi-tuner and streaming capabilities, and new interactive set-top programming guides that allow us to offer our video customers an enhanced user experience. If our vendors were unable to provide in a timely manner the next generation of set-tops and programming guides that our customers prefer, compared to those offered by our competitors, we may experience greater video customer losses in the future and our business, financial condition and results of operation may be adversely affected.

We may be unable to secure necessary hardware, software, and telecommunications components and their operational support, which may impair our ability to provision and service our customers and to compete effectively.

Third-party firms supply most of the components used in delivering our products and services, including set-tops, DVRs and VOD equipment; interactive programming set-top guides; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber-optic cable and construction services for expansion and upgrades of our network; and our customer billing platform. Some of these companies may have negotiating leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. In many cases, these hardware, software and operational support vendors and service providers have, either through contract or as a result of intellectual property rights, a position of some exclusivity, and our operations depend on a successful relationship with these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events affecting these suppliers could negatively affect our ability to effectively provision and service our customers. If such events were to occur, our business, financial condition and results of operations could be negatively affected.

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

Approximately 18% of our cable distribution network is located on, or near, the Gulf Coast region in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems to varying degrees causing property damage, service interruption and loss of customers. If the Gulf Coast region were to experience severe hurricanes in the future, this could adversely impact our results of operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.

We may be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology system and networks, including customer, personnel and vendor data. If such risks were to materialize, we may be subject to significant costs and expenses, or damage to our reputation and credibility, which could adversely affect our business, financial condition, and results of operations. As a result of the increasing awareness concerning the importance of safeguarding personal information and the potential misuse of such information, business such as ours that handle a large amount of personal customer data may be subject to legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information and information-related risks.

We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on certain intellectual property rights and on not infringing on the intellectual property rights of others.

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third-party firms have in the past, and may in the future, assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Recently, the number of intellectual property infringement claims has been increasing in the communications and entertainment fields, and from time to time, we have been party to litigation alleging that certain of our services or technologies infringe upon the intellectual property rights of others. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming to defend; result in costly litigation and diversion of technical and management personnel; and require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that any indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high monetary awards that are not predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.

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

Risks Related to our Financial Condition

Failure to refinance the outstanding principal amount under our existing Term Loan C due January 31, 2015 could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

As of December 31, 2013, we had $1.452 billion of total indebtedness, including $604.5 million of outstanding principal under Term Loan C, which has a scheduled maturity of January 31, 2015. On February 5, 2014, we completed certain financing transactions that included a partial repayment of the principal amounts outstanding under Term Loan C. Assuming the new financings had been completed on December 31, 2013, we would have had $1.457 billion of total indebtedness, including $204.5 million of outstanding principal under Term Loan C as of such date. See Notes 6 and 13 in our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis — Liquidity and Capital Resources.”

Repayment of the remaining outstanding principal amount of Term Loan C on, or prior to, maturity will depend on our ability to access the debt markets to refinance such loans. If we are unable to obtain financing on acceptable terms, or at all, to refinance the remaining principal amount outstanding under Term Loan C, we would need to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash. Such potential asset sales or third party investments could adversely affect our results of operations, liquidity and financial condition, and any significant reduction in capital expenditures could affect our ability to compete effectively, and have a material adverse effect on our results of operations and financial position. However, if such measures were to become necessary, there can be no assurance that we would be able to sell assets or raise strategic investment capital sufficient enough to meet our scheduled debt repayment under Term Loan C. A failure to complete such repayment would permit the lenders in our bank credit facility (the “credit facility”) to accelerate all obligations thereunder, and would also trigger a cross-default under the indentures governing our senior notes (the “indentures”). Such actions would likely result in most, or all, of our long-term debt becoming due and payable, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We have a significant amount of debt, and the associated interest and principal payments could limit our operational flexibility and have an adverse effect on our business, financial condition, liquidity, and results of operations.

As of December 31, 2013, our total debt was $1.452 billion. Assuming the new financings had been completed on December 31, 2013, our total debt would have been $1.457 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a large portion of our cash flows from operations flows to pay interest and principal payments on such debt, reducing our ability to finance our operations, capital expenditures and other activities.

Our significant amount of debt, and associated debt service requirements, could have adverse consequences, such as:

•	limiting our ability to obtain additional financing in the future on terms acceptable to us, if at all, to refinance our existing indebtedness;

•	exposing us to greater interest expense as a result of incurring additional debt, refinancing existing debt on less favorable terms than we currently experience, or higher market interest rates on variable debt;

•	limiting our ability to react to changes in our business, which may place us at a competitive disadvantage compared to competitors with less debt and stronger liquidity positions;

•	restricting us from making necessary capital expenditures or strategic acquisitions, or cause us to make divestitures of strategic or non-strategic assets; and

•	increasing our vulnerability to adverse economic, industry and competitive conditions.

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

The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations and from borrowing under the credit facility. The ability of our operating subsidiaries to make funds available to us, in the form of payments of principal or interest due under intercompany notes due to us, dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing our credit facility. If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raising additional capital through debt or equity issuance, or both. If we were not able to successfully accomplish those tasks, then we may have to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash.

There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition and results of operations.

A default under our credit agreement or indentures could result in an acceleration of our indebtedness and other material adverse effects.

The credit agreement contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of December 31, 2013, the principal financial covenants of the credit agreement required compliance with a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 at any time and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0 at the end of a quarterly period. See Note 6 in our Notes to Consolidated Financial Statements.

The indentures contain various covenants, though they are generally less restrictive than those found in our credit facility. As of December 31, 2013, the principal financial covenant of these senior notes was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.

The breach of any of the covenants under the credit agreement or indentures could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default on, or acceleration of, our other indebtedness under cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit agreement could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured credit rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook. We cannot assure you that Moody’s and S&P will maintain their ratings on MCC and/or us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2013, we had approximately $638.7 million of unamortized intangible assets, including franchise rights of $614.7 million and goodwill of $23.9 million on our consolidated balance sheets. These intangible assets represented approximately 41% of our total assets.

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

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of our reporting unit using the Excess Earnings Method of the Income Approach as our discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the Multi-Period Excess Earnings Method to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

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

Our annual impairment analysis was performed as of October 1, 2013, and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.

Risks Related to Legislative and Regulatory Matters

Changes in government regulation could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation are currently the subject of judicial and administrative proceedings, legislative and administrative proposals, and lobbying efforts by us and our competitors. Legislation under consideration could entirely change the framework under which broadcast signals are carried, remove the copyright compulsory license and changing rights and obligations of our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The FCC’s comprehensive implementation of changes under its National Broadband Plan, in addition to increasing our costs, may provide advantages to our competitors by subsidizing their costs, providing them with regulatory advantages and/or lowering barriers to entry. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

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

The program access mandates of the FCC’s Comcast Order may help our competitors more than us.

As part of its order in 2011 approving Comcast’s acquisition of a controlling interest in NBC Universal, the FCC imposed certain program access conditions related to Comcast and NBC Universal programming. These conditions may provide benefits to us in the form of lower programming costs and access to online distribution rights should we decide to provide distribution of video services over the Internet, those provisions may provide our competitors greater advantages. Not only do the new provisions benefit traditional competing MVPDs, but they may vastly expand the quantity of mainstream programming available to OVDs. More robust OVD offerings may have greater appeal to our current or prospective video subscribers. The recently announced deal for Comcast to acquire the stock of Time Warner Cable may result in additional regulatory conditions on Comcast that could further assist our competitors. We cannot predict the impact such provisions may have on our business, but the lowering of costs to our competitors and the increased availability of online delivery of content could adversely affect our business. See “Business — Legislation and Regulation — Content Regulations — Access to Certain Programming.”

Denials of franchise renewals or continued absence of franchise parity can adversely impact our business.

Where state-issued franchises are not available, local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. Although the Cable Act affords certain protections, there is no assurance that we will not be compelled to meet such demands in order to obtain renewals.

Our cable systems are operated under non-exclusive franchises. We estimate that, as of December 31, 2013, various entities are currently offering video service, through wireline distribution networks, to about 29% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — State and Local Regulation — Franchise Matters.”

Changes in carriage requirements could impose additional cost burdens on us.

Any change that increases the amount of content that we must carry on our cable systems can adversely impact our business by increasing our costs and limiting our ability to carry other programming more valued by our customers or limit our ability to provide other services. For example, if we are required to carry more than the primary stream of digital broadcast signals or if the FCC regulations are put into effect that require us to provide either very low cost or no cost commercial leased access, our business would be adversely affected. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Content Regulations.”

Pending FCC and court proceedings could adversely affect our HSD service.

The regulatory status of providing HSD service by cable companies remains uncertain. If the FCC reclassifies Internet access service and regulates it as a Title II telecommunications service, this could impose significant new regulatory burdens and costs and place restrictions on the way we offer and price our services. The manner in which the FCC interprets and enforces its network neutrality obligations on our HSD service could add regulatory burdens, further restrict the methods we may employ to manage the operation of our network, increase our costs and may require us to make additional capital expenditures, thus adversely affecting our business. Moreover, if the FCC’s jurisdiction to regulate broadband Internet access is upheld by the court, the type of jurisdiction found to exist may permit even more expansive and invasive regulation of our HSD service. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”

Government financing of broadband providers in our service areas could adversely impact our business.

The changes brought about by the introduction of the Connect America Fund and other changes to how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or VoIP services that could increase the cost of our services and harm our ability to compete. See “Business — Legislation and Regulation — HSD Service — Federal Regulation” and “Business — Legislation and Regulation — Voice-over-Internet-Protocol Telephony Service — Federal Regulatory Obligations.”

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

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Although changes in 2011 to the FCC’s long-standing pole attachment rate formulas and attachment requirements may be beneficial to us, the effective and significant lowering of the rate attachment costs to our competitors coupled with increasing their ease of attachment may significantly benefit those that provide services that compete with ours. Our business, financial condition and results of operations could suffer a material adverse impact from changes that make it both easier and less costly for those who compete with us to attach to poles. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Pole Attachment Regulation.”

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

A change in control could result in a default under our debt arrangements, which require us to offer to repurchase our senior notes at 101% of their principal amount, trigger a variety of federal, state and local regulatory consent requirements and potentially limit MCC’s further utilization of net operating losses for income tax purposes. Any of the foregoing results could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal physical assets consist of fiber-optic networks, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at, or near, customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber-optic cables and related electronic equipment. Customer premise equipment consists of set-top devices, cable modems and related equipment. Our distribution systems and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve performance and capacity. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our network.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2009 through 2013 and balance sheet data and operating data as of December 31, 2009 through 2013, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009

Statements of Operations Data:
Revenues	$698,861	$681,683	$675,556	$651,326	$637,375
Costs and expenses:
Service costs	301,261	295,067	293,940	291,946	283,167
Selling, general and administrative expenses	119,294	114,992	114,300	109,752	109,829
Management fee expense	12,400	11,885	11,896	12,123	11,808
Depreciation and amortization	115,341	115,324	117,352	109,509	114,465

Operating income	150,565	144,415	138,068	127,996	118,106
Interest expense, net	(94,443)	(95,868)	(97,681)	(91,824)	(89,829)
Loss on early extinguishment of debt	—	(6,468)	—	(1,234)	(5,790)
Gain (loss) on derivatives, net	18,026	5,083	(15,178)	(18,214)	13,121
Gain (loss) on sale of cable systems, net	—	4,920	—	—	(377)
Investment income from affiliate(1)	18,000	18,000	18,000	18,000	18,000
Other expense, net	(1,702)	(1,591)	(1,913)	(2,777)	(3,794)

Net income	$90,446	$68,491	$41,296	$31,947	$49,437

Balance Sheets Data (end of period):
Total assets	$1,545,938	$1,535,423	$1,545,160	$1,583,439	$1,578,789
Total debt	$1,452,000	$1,522,000	$1,583,000	$1,519,000	$1,510,000
Total member’s deficit	$(105,293)	$(192,198)	$(249,571)	$(150,051)	$(205,179)

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$196,275	$172,874	$160,802	$98,400	$136,570
Investing activities	$(121,785)	$(98,864)	$(93,835)	$(107,154)	$(100,374)
Financing activities	$(74,140)	$(77,054)	$(76,543)	$21,900	$(37,388)

Other Data:
OIBDA(2)	$265,906	$259,739	$255,420	$237,505	$232,571
OIBDA margin(3)	38.0%	38.1%	37.8%	36.5%	36.5%
Ratio of earnings to fixed charges	1.88	1.66	1.40	1.32	1.50

Operating Data (end of period):
Estimated homes passed(4)	1,301,000	1,301,000	1,295,000	1,292,000	1,286,000
Video customers(5)	417,000	442,000	473,000	530,000	548,000
HSD customers(6)	431,000	410,000	383,000	379,000	350,000
Phone customers(7)	179,000	166,000	159,000	157,000	135,000
Primary service units(8)	1,027,000	1,018,000	1,015,000	1,066,000	1,033,000

(1)	Investment income from affiliate represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband. See Note 7 in our Notes to Consolidated Financial Statements.
(2)	“OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define OIBDA as operating income before depreciation and amortization. OIBDA has inherent limitations as discussed below.

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

In our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009, we presented OIBDA as adjusted for non-cash share-based compensation, or “Adjusted OIBDA.” We no longer record non-cash share-based compensation, and believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results. See Note 11 in our Notes to Consolidated Financial Statements.

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
OIBDA	$265,906	$259,739	$255,420	$237,505	$232,571
Depreciation and amortization	(115,341)	(115,324)	(117,352)	(109,509)	(114,465)

Operating income	$150,565	$144,415	$138,068	$127,996	$118,106

(3)	Represents OIBDA as a percentage of revenues. See Note 1 above.
(4)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
(5)	Represents customers receiving one or more video services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent video customers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to video customers in that system. This conversion method is generally consistent with the methodology used in determining payments to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.
(6)	Represents customers receiving HSD service. Small- to medium-sized business customers are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.
(7)	Represents customers receiving phone service. Small- to medium-sized business customers are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.
(8)	Represents the sum of video, HSD and phone customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2013, 2012 and 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of December 31, 2013, we served approximately 417,000 video customers, 431,000 high-speed data (“HSD”) customers and 179,000 phone customers, aggregating 1.0 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including our primary services of video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base were primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, with gains in revenue per PSU, as more customers take higher HSD tiers and the advanced video services.

Our recent performance has been affected by softer than expected economic conditions in a post-recession period and significant video competition. We believe the slow economic recovery from the recession, including the uneven gains in employment, consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. Recently, the overall focus in our residential services reflects a greater emphasis on higher quality customer relationships, concentrating sales and marketing more on single family homes, which we believe are more likely to purchase multiple services and stay with us longer. We have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. Our next generation set-top and interactive guide that were introduced in late 2013 are aimed at regaining video market share. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services largely compete with local phone companies, or local exchange carriers (“LECs”). Our fast-growing cell tower backhaul business primarily competes with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

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

For the year ended December 31, 2013, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2014 at similar levels to our experience in 2013. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a significant rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Developments

New Financings

On February 5, 2014, we entered into a new $225.0 million revolving credit facility, with an expiry date of February 5, 2019 (the “new revolver”), and terminated our existing revolving credit commitments. On the same date, we completed a new term loan in the aggregate principal amount of $250.0 million, with a final maturity of March 31, 2018 (“Term Loan F,” and together with the new revolver, “the new financings”). After giving effect to $4.8 million of financing costs, net proceeds of $245.2 million under Term Loan F, together with $161.1 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million principal amount outstanding under the old revolver. Term Loan C has $204.5 million of principal amount outstanding after this partial repayment and a final maturity of January 31, 2015.

On February 5, 2014, we entered into an amended and restated credit agreement that replaced the prior agreement in its entirety, incorporated the new financings, and amended a number of terms and conditions, including covenants related to restricted payments, excess cash recapture and asset sales and acquisitions. See Notes 6 and 13 in our Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential video customers, which vary according to the level of service and equipment taken, and revenue from the sale of VOD content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

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

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD and phone service costs fluctuate depending on bandwidth consumption and the level of investments we make in our cable systems, and the resulting operational efficiencies. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Service costs and selling, general and administrative expenses exclude depreciation and amortization, which we present separately.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2013	2012	$ Change	% Change

Revenues	$698,861	$681,683	$17,178	2.5%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	301,261	295,067	6,194	2.1%
Selling, general and administrative expenses	119,294	114,992	4,302	3.7%
Management fee expense	12,400	11,885	515	4.3%
Depreciation and amortization	115,341	115,324	17	0.0%

Operating income	150,565	144,415	6,150	4.3%

Interest expense, net	(94,443)	(95,868)	1,425	(1.5%)
Gain on derivatives, net	18,026	5,083	12,943	NM
Loss on early extinguishment of debt	—	(6,468)	6,468	NM
Gain on sale of cable systems, net	—	4,920	(4,920)	NM
Investment income from affiliate	18,000	18,000	—	NM
Other expense, net	(1,702)	(1,591)	(111)	7.0%

Net income	$90,446	$68,491	$21,955	32.1%

OIBDA	$265,906	$259,739	$6,167	2.4%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
OIBDA	$265,906	$259,739	$6,167	2.4%
Depreciation and amortization	(115,341)	(115,324)	(17)	0.0%

Operating income	$150,565	$144,415	$6,150	4.3%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2013 and 2012 (dollars in thousands, except per unit data):

	Year Ended December 31,		$ Change	% Change
	2013	2012
Video	$353,170	$359,804	$(6,634)	(1.8%)
HSD	204,281	187,473	16,808	9.0%
Phone	59,296	60,724	(1,428)	(2.4%)
Business services	66,354	56,990	9,364	16.4%
Advertising	15,760	16,692	(932)	(5.6%)

Total	$698,861	$681,683	$17,178	2.5%

	Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
Video customers	417,000	442,000	(25,000)	(5.7%)
HSD customers	431,000	410,000	21,000	5.1%
Phone customers	179,000	166,000	13,000	7.8%

Primary service units (PSUs)	1,027,000	1,018,000	9,000	0.9%

Average total monthly revenue per PSU (1)	$56.96	$55.88	$1.08	1.9%

(1)	Represents average total monthly revenues for the year divided by average PSUs for the year.

Revenues increased 2.5%, primarily due to HSD and phone customer additions in residential and business services, customer growth in large enterprise class services, and price unit gains in residential services, offset in part by video customer losses. Average total monthly revenue per PSU rose 1.9% to $56.96.

Video revenues declined 1.8%, mainly due to a lower residential video customer base, largely offset by rate adjustments and more customers taking our DVR services. During the year ended December 31, 2013, we lost 25,000 video customers, compared to a loss of 28,600 video customers in the prior year (excluding the net effect of an acquisition and a disposition). As of December 31, 2013, we served 417,000 video customers, or 32.1% of our estimated homes passed.

HSD revenues grew 9.0%, principally due to customer growth, higher equipment charges and more customers taking our wireless gateway service. During the year ended December 31, 2013, we gained 21,000 HSD customers, compared to an increase of 27,800 HSD customers in the prior year (excluding the net effect of an acquisition and a disposition). As of December 31, 2013, we served 431,000 HSD customers, or 33.1% of our estimated homes passed.

Phone revenues decreased 2.4%, primarily due to a decline in average price per phone customer, offset in part by growth in the residential phone customer base. During the year ended December 31, 2013, we gained 13,000 phone customers, excluding the effect of an acquisition, compared to an increase of 6,400 in the prior year (excluding the net effect of an acquisition and a disposition). As of December 31, 2013, we served 179,000 phone customers, or 13.8% of our estimated homes passed.

Business services revenues rose 16.4%, largely as a result of customer growth in commercial HSD, phone and, to a lesser extent, enterprise class services.

Advertising revenues decreased 5.6%, primarily due to a lower contribution from markets managed for us by third party contracts, offset in part by greater automotive advertising compared to prior year.

Costs and Expenses

Service costs increased 2.1%, primarily due to higher programming and, to a much lesser extent, field operating expenses, offset in part by lower phone service delivery costs. Programming expenses increased 3.2%, mainly due to greater retransmission consent fees charged by local broadcasters for their local broadcast stations and, to a much lesser extent, higher contractual rates charged by our programming vendors for their cable networks, largely offset by a lower video customer base. Field operating expenses were 6.6%

higher, largely as a result of greater device and equipment repair and fiber lease expenses, offset in part by the comparison to an unfavorable insurance claim experience in the prior year. Phone service delivery costs fell 10.0%, principally due to lower long-distance rates. Service costs as a percentage of revenues were 43.1% and 43.3% for the years ended December 31, 2013 and 2012, respectively.

Selling, general and administrative expenses were 3.7% higher, mainly due to higher marketing expenses and customer service employee costs, offset in part by lower marketing employee costs. Marketing expenses grew 12.9%, mainly due to higher levels of online and, to a lesser extent, television and print advertising, offset in part by a reduction in direct mail marketing. Customer service employee costs were 6.4% higher, primarily due to higher staffing and sales commissions. Marketing employee costs fell 15.4%, largely as a result of lower staffing. Selling, general and administrative expenses as a percentage of revenues were 17.1% and 16.9% for the years ended December 31, 2013 and 2012, respectively.

Management fee expense increased 4.3%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.7% for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization was essentially flat, largely as a result of the depreciation of customer premise equipment and investments in HSD bandwidth expansion, offset by certain assets becoming fully depreciated.

OIBDA

OIBDA grew 2.4%, as the increase in revenues was offset in part by greater service costs and selling, general and administrative expenses.

Operating Income

Operating income grew 4.3%, principally due to the growth in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 1.5%, primarily due to lower average outstanding indebtedness, offset in part by a higher cost of debt.

Gain on Derivatives, Net

As of December 31, 2013, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $900.0 million, of which $200.0 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $18.0 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the year ended December 31, 2012, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans under our bank credit facility.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net, of $4.9 million for the year ended December 31, 2012.

Investment Income from Affiliate

Investment income from affiliate was $18.0 million for each of the years ended December 31, 2013 and 2012. This amount represents the investment income on our $150.0 million preferred equity investment in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $1.7 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, other expense, net, consisted of $1.4 million of revolving credit facility commitment fees and $0.3 million of other fees. During the year ended December 31, 2012, other expense, net, consisted of $1.3 million of revolving credit facility commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $90.4 million and $68.5 million for the years ended December 31, 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The tables below set forth our consolidated statements of operations and OIBDA for the years ended December 31, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,		$ Change	% Change
	2012	2011

Revenues	$681,683	$675,556	$6,127	0.9%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	295,067	293,940	1,127	0.4%
Selling, general and administrative expenses	114,992	114,300	692	0.6%
Management fee expense	11,885	11,896	(11)	(0.1%)
Depreciation and amortization	115,324	117,352	(2,028)	(1.7%)

Operating income	144,415	138,068	6,347	4.6%

Interest expense, net	(95,868)	(97,681)	1,813	(1.9%)
Gain (loss) on derivatives, net	5,083	(15,178)	20,261	NM
Loss on early extinguishment of debt	(6,468)	—	(6,468)	NM
Gain on sale of cable systems, net	4,920	—	4,920	NM
Investment income from affiliate	18,000	18,000	—	NM
Other expense, net	(1,591)	(1,913)	322	(16.8%)

Net income	$68,491	$41,296	$27,195	65.9%

OIBDA	$259,739	$255,420	$4,319	1.7%

The following represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,		$ Change	% Change
	2012	2011
OIBDA	259,739	255,420	4,319	1.7%
Depreciation and amortization	(115,324)	(117,352)	2,028	(1.7%)

Operating income	$144,415	$138,068	$6,347	4.6%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2012 and 2011 (dollars in thousands, except per unit data):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Video	$359,804	$377,946	$(18,142)	(4.8%)
HSD	187,473	172,587	14,886	8.6%
Phone	60,724	60,968	(244)	(0.4%)
Business services	56,990	48,573	8,417	17.3%
Advertising	16,692	15,482	1,210	7.8%

Total	$681,683	$675,556	$6,127	0.9%

	Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
Video customers	442,000	473,000	(31,000)	(6.6%)
HSD customers	410,000	383,000	27,000	7.0%
Phone customers	166,000	159,000	7,000	4.4%

Primary service units (PSUs)	1,018,000	1,015,000	3,000	0.3%

Average total monthly revenue per PSU (1)	$55.88	$54.11	$1.78	3.3%

(1)	Represents average total monthly revenues for the year divided by average PSUs for the year.

Revenues increased 0.9%, primarily due to HSD and phone customer additions in residential and business services, mostly offset by video customer losses. Average total monthly revenue per PSU rose 3.3% to $55.88.

Video revenues declined 4.8%, mainly due to a lower residential video customer base, offset in part by rate adjustments and more customers taking advanced video services. During the year ended December 31, 2012, we lost 28,600 video customers (excluding the net effect of an acquisition and a disposition), compared to a loss of 57,000 video customers in the prior year. As of December 31, 2012, we served 442,000 video customers, or 34.0% of our estimated homes passed.

HSD revenues grew 8.6%, principally due to higher equipment charges, customer growth and, to a much lesser extent, the introduction of our wireless gateway service. During the year ended December 31, 2012, we gained 27,800 HSD customers (excluding the net effect of an acquisition and a disposition), compared to an increase of 4,000 HSD customers in the prior year. As of December 31, 2012, we served 410,000 HSD customers, or 31.5% of our estimated homes passed.

Phone revenues declined 0.4%, as higher equipment charges were mostly offset by lower unit pricing. During the year ended December 31, 2012, we gained 6,400 phone customers (excluding the effect of an acquisition and a disposition), compared to an increase of 2,000 in the prior year. As of December 31, 2012, we served 166,000 phone customers, or 12.8% of our estimated homes passed.

Business services revenues rose 17.3%, largely as a result of growth in commercial HSD and phone customers and, to a lesser extent, greater revenues from enterprise class services.

Advertising revenues grew 7.8%, principally due to more political advertising compared to the prior year and greater revenues from local automotive advertising.

Costs and Expenses

Service costs increased 0.4%, primarily due to higher employee and field operating costs, largely offset by lower phone service delivery costs and, to a lesser extent, decreased utility expenses. Employee costs increased 7.9%, principally due to higher staffing and unfavorable employee benefit adjustments. Field operating costs grew 14.5%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease expenses. Phone service delivery costs dropped 22.3%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Utilities costs fell 8.1%, largely as a result of decreased electricity expenses. Service costs as a percentage of revenues were 43.1% and 43.3% for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses were 0.6% higher, mainly due to higher marketing and, to a lesser extent, employee expenses, largely offset by reductions in bad debt expense and taxes and fees. Marketing costs rose 18.3%, primarily due to higher levels of internet advertising and direct mail marketing, and certain costs in 2012 related to a rebranding campaign. Employee costs increased 2.4%, principally due to higher marketing and customer service staffing, and the comparison to a favorable insurance claim experience in the prior year. Bad debt expense fell 12.3%, principally due to the aging of certain customer accounts. Taxes and fees decreased 9.1%, mainly due to lower franchise fees and, to a lesser extent, property taxes. Selling, general and administrative expenses as a percentage of revenues were 16.9% for each of the years ended December 31, 2012 and 2011.

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

OIBDA

OIBDA increased 1.7%, as the increase in revenues was offset in part by higher service costs and selling, general and administrative expenses.

Operating Income

Operating income grew 4.6%, due to the growth in OIBDA and, to a lesser extent, lower depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 1.9%, primarily due to lower average outstanding indebtedness.

Gain (loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $5.1 million for the year ended December 31, 2012, compared to a net loss on derivatives of $15.2 million for the year ended December 31, 2011.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $6.5 million for the year ended December 31, 2012, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans under our bank credit facility.

Gain on Sale of Cable Systems, Net

We recorded a gain on sale of cable systems, net, of $4.9 million for the year ended December 31, 2012.

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

Net Income

As a result of the factors described above, we recognized net income of $68.5 million and $41.3 million for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2013, our near-term liquidity requirements included scheduled term loan principal repayments of $9.0 million in the next twelve months. As of the same date, our sources of liquidity included $209.4 million of unused and available commitments under our $225.2 revolving credit facility, after giving effect to $6.3 million of outstanding loans and $9.5 million of letters of credit issued to various parties as collateral, and $9.7 million of cash.

On February 5, 2014, we entered into a new $225.0 million revolving credit facility (the “new revolver”), with an expiry date of February 5, 2019, and terminated our existing revolving credit commitments under our bank credit facility (the “credit facility”). On the same date, we completed a new term loan financing in the aggregate principal amount of $250.0 million, with a final maturity of March 31, 2018 (“Term Loan F” and, together with the new revolver, the “new financings”) under the credit facility.

As of December 31, 2013, after giving effect to the new financings as if they were completed on such date,

•	our near-term liquidity requirements would have included scheduled term loan principal reductions of $6.4 million during the year ended December 31, 2014;

•	our sources of liquidity would have included $9.7 million of cash and $54.4 million of unused and available commitments under the new revolver;

•	the existing Term Loan C under the credit facility would have had an outstanding balance of $204.5 million and a scheduled maturity of January 31, 2015; and

•	there would have been $161.1 million of outstanding loans under the new revolver.

If Term Loan C has $200.0 million or more of principal amount outstanding on October 31, 2014, the new revolver will expire, and any amounts outstanding thereunder would become due on such date. If we do not fully refinance Term Loan C prior to that date, we plan to partially repay Term Loan C through cash on hand or borrowing under the new revolver. We believe that cash generated by, or available to, us will be sufficient to meet our anticipated capital and liquidity needs through the year ending December 31, 2014, including the repayment of a sufficient amount of principal outstanding under Term Loan C to avoid the early expiry of the new revolver.

Our repayment of the outstanding principal amounts under Term Loan C on, or prior to, the maturity date of January 31, 2015, will largely depend on our ability to access the debt markets to refinance such loans. If we were unable to obtain sufficient funding on acceptable terms, or at all, to refinance the principal amounts then outstanding under Term Loan C prior to its scheduled maturity, we would need to take other actions to conserve or raise capital, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash, that we would not take otherwise. While there can be no assurance we will refinance Term Loan C prior to its scheduled maturity, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $196.3 million for year ended December 31, 2013, primarily due to OIBDA of $265.9 million and, to a much lesser extent, investment income from affiliate of $18.0 million and the $5.4 million net change in our operating assets and liabilities, offset in part by interest expense of $94.4 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $13.0 million, offset in part by an increase in accounts receivable, net, of $7.5 million.

Net cash flows provided by operating activities were $172.9 million for the year ended December 31, 2012, primarily due to OIBDA of $259.7 million and, to a much lesser extent, investment income from affiliate of $18.0 million, offset in part by interest expense of $95.9 million and, to a much lesser extent, a $10.7 million net change in operating assets and liabilities. The net change in operating assets and liabilities was largely a result of an increases in accounts receivable, net, of $10.1 million and, to a lesser extent, in accounts receivable from affiliates of $1.6 million and in prepaid expenses and other assets of $1.3 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $2.3 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $121.8 million for the year ended December 31, 2013, comprising $120.9 million of capital expenditures and a net change in accrued property, plant and equipment of $0.9 million.

Net cash flows used in investing activities were $98.9 million for the year ended December 31, 2012, primarily due to $105.0 million of capital expenditures and, to a much lesser extent, a $3.4 million change in accrued property, plant and equipment and a $1.2 million acquisition of a cable system, offset in part by $10.7 million of proceeds from the sale of a cable system.

The $15.9 million increase in capital expenditures largely reflected an increase in outlays for customer premise equipment, fiber backhaul to additional cell towers and the all-digital video platform.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $74.1 million for the year ended December 31, 2013, primarily due to $70.0 million of net repayments under the credit facility and $3.8 million of capital distributions to our parent, MCC.

Net cash flows used in financing activities were $77.1 million for the year ended December 31, 2012, primarily due to the net repayment of $311.0 million under the credit facility and, to a much lesser extent, capital distributions to our parent, MCC, of $121.4 million and financing costs of $5.0 million, offset in part by the $250.0 million issuance of senior notes and capital contributions from our parent, MCC, of $111.0 million.

Capital Structure

As of December 31, 2013, after giving effect to the new financings, our total indebtedness would have been $1.457 billion, of which approximately 89% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2013, we paid cash interest of $91.3 million, net of capitalized interest.

Bank Credit Facility

As of December 31, 2013, we maintained a $1,071.0 million credit facility, comprising $845.8 million of term loans with maturities ranging from January 2015 to October 2017 and a $225.2 million revolving credit facility with an expiry of December 31, 2014. As of December 31, 2013, after giving effect to the new financings, we would have maintained a $920.8 million credit facility, comprising:

•	$695.8 million of term loans with maturities ranging from January 2015 to March 2018,

•	$225.0 million of commitments under the new revolver, which are scheduled to expire on February 5, 2019 (or October 31, 2014 if Term Loan C has $200.0 million or more of principal amount outstanding on that date); and

•	$54.4 million of unused credit commitments under the new revolver, all of which were available to be borrowed and used for general corporate purposes, taking into account $161.1 million of outstanding loans and $9.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 2.8 to 1.0 and an interest coverage ratio of 3.1 to 1.0.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2013, we had interest rate swaps that fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.0%, of which $400 million and $300 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had $200 million of forward starting interest rate swaps that will fix the variable portion of $200 million of borrowings under the credit facility at a rate of 3.0% for a one year period commencing December 2014.

As of December 31, 2013, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.7%.

Senior Notes

As of December 31, 2013, we had $600.0 million of outstanding senior notes, of which $350.0 million and $250.0 million mature in August 2019 and February 2022, respectively. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.0 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through December 31, 2013, we were in compliance with all of the covenants under the credit facility and indentures. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured credit rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook. We cannot assure you that Moody’s and S&P will maintain their ratings on MCC and/or us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2013 and thereafter (dollars in thousands)*:

	Scheduled Debt Maturities	Operating Leases	Interest Expense(1)	Purchase Obligations(2)	Total
2014	$15,250	$2,533	$89,913	$723	$108,419
2015 - 2016	603,000	3,441	132,351	—	738,792
2017 - 2018	233,750	1,912	107,705	—	343,367
Thereafter	600,000	2,306	76,602	—	678,908

Total cash obligations	$1,452,000	$10,192	$406,571	$723	$1,869,486

*	Refer to Notes 6 and 13 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and Note and Note 12 in our Notes to Consolidated Financial Statements for a discussion of our operating leases and other commitments and contingencies, respectively.
(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2013 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.
(2)	We have contracts with programmers who provide video programming services to our customers. Our contracts typically provide that we have an obligation to purchase video programming for our customers as long as we deliver cable services to such customers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. There are no programming service amounts included in our Purchase Obligations.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2013, we had approximately $638.7 million of unamortized intangible assets, including franchise rights of $614.8 million and goodwill of $23.9 million on our consolidated balance sheets. These intangible assets represented approximately 41% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2013, we held 854 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of our reporting unit using the Excess Earnings Method of the Income Approach as our discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the Multi-Period Excess Earnings Method to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights is Mediacom LLC. Comprising cable system clusters across several states, Mediacom LLC is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2013, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 15% in the fair values determined for cable franchise rights at our reporting unit, no impairment loss would result as of our impairment testing date of October 1, 2013. In addition, a hypothetical decline of up to 15% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2013.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2013, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom LLC reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

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

In December 2013, the FASB issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) Definition of a Public Business Entity. ASU 2013-12 defines a public business entity which will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no actual effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity per this guidance.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2013, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a rate of 3.0%. These current interest rate swaps are scheduled to expire in the amounts of $400 million and $300 million during the years ending December 31, 2014 and 2015, respectively. We also had forward interest rate swaps with various banks pursuant to which the interest rate on $200 million of floating rate debt was fixed at a rate of 3.0%, which commence during the year ended December 31, 2014. The fixed rates of the interest rate swaps are offset against the applicable London Interbank Offered Rate to determine the related interest expense.

Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2013, based on the mark-to-market valuation, we would have paid approximately $30.0 million, including accrued interest, if we terminated these interest rate swaps. Our interest rate exchange agreements and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2013 (dollars in thousands):*

	Senior Notes	Bank Credit Facility	Total
Expected Maturity:
January 1, 2014 to December 31, 2014	—	15,250	15,250
January 1, 2015 to December 31, 2015	—	600,500	600,500
January 1, 2016 to December 31, 2016	—	2,500	2,500
January 1, 2017 to December 31, 2017	—	233,750	233,750
January 1, 2018 to December 31, 2018	—	—	—
Thereafter	600,000	—	600,000

Total	$600,000	$852,000	$1,452,000

Fair Value	$646,438	$850,336	$1,496,774

Weighted Average Interest Rate	8.3%	4.7%	6.2%

*	Refer to Notes 6 and 13 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom LLC and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, as of December 31, 2013, the Company had $600.5 million of debt due January 31, 2015. As discussed in Note 13, the Company entered into an amended and restated credit agreement in February 2014 that extended the maturity date of $400 million of debt to 2018 and 2019.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 7, 2014

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$9,744	$9,394
Accounts receivable, net of allowance for doubtful accounts of $2,010 and $1,882	53,215	45,714
Prepaid expenses and other current assets	9,485	9,176

Total current assets	72,444	64,284
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,499,404 and $1,399,778	669,159	663,492
Franchise rights	614,731	614,745
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,271 and $118,266	31	36
Other assets, net of accumulated amortization of $11,553 and $8,565	15,662	18,955

Total assets	$1,545,938	$1,535,423

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$158,686	$147,017
Deferred revenue	27,706	27,228
Current portion of long-term debt	15,250	9,000

Total current liabilities	201,642	183,245
Long-term debt, less current portion	1,436,750	1,513,000
Other non-current liabilities	12,839	31,376

Total liabilities	1,651,231	1,727,621

Commitments and contingencies (Note 12)

MEMBER’S DEFICIT
Capital contributions	321,320	324,861
Accumulated deficit	(426,613)	(517,059)

Total member’s deficit	(105,293)	(192,198)

Total liabilities and member’s deficit	$1,545,938	$1,535,423

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Revenues	$698,861	$681,683	$675,556
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	301,261	295,067	293,940
Selling, general and administrative expenses	119,294	114,992	114,300
Management fee expense	12,400	11,885	11,896
Depreciation and amortization	115,341	115,324	117,352

Operating income	150,565	144,415	138,068
Interest expense, net	(94,443)	(95,868)	(97,681)
Gain (loss) on derivatives, net	18,026	5,083	(15,178)
Loss on early extinguishment of debt	—	(6,468)	—
Gain on sale of cable systems, net	—	4,920	—
Investment income from affiliate	18,000	18,000	18,000
Other expense, net	(1,702)	(1,591)	(1,913)

Net income	$90,446	$68,491	$41,296

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

(Dollars in thousands)

	Capital Contributions	Accumulated Deficit	Total

Balance, December 31, 2010	$476,795	$(626,846)	$(150,051)
Net income	—	41,296	41,296
Capital distributions to parent	(141,150)	—	(141,150)
Capital contributions from parent	—	—	—
Other	334	—	334

Balance, December 31, 2011	$335,979	$(585,550)	$(249,571)

Net income	—	68,491	68,491
Capital distributions to parent	(121,400)	—	(121,400)
Capital contributions from parent	111,000	—	111,000
Other	(718)	—	(718)

Balance, December 31, 2012	$324,861	$(517,059)	$(192,198)

Net income		90,446	90,446
Capital distributions to parent	(3,800)	—	(3,800)
Capital contributions from parent	—	—	—
Other	259	—	259

Balance, December 31, 2013	$321,320	$(426,613)	$(105,293)

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,446	$68,491	$41,296
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	115,341	115,324	117,352
(Gain) loss on derivatives, net	(18,026)	(5,083)	15,178
Loss on early extinguishment of debt	—	6,468
Gain on sale of cable systems, net	—	(4,920)	—
Amortization of deferred financing costs	3,146	3,308	3,903
Share-based compensation	—	—	236
Changes in assets and liabilities:
Accounts receivable, net	(7,501)	(10,066)	(330)
Accounts receivable - affiliates	—	(1,603)	—
Prepaid expenses and other assets	(207)	(1,293)	2,418
Accounts payable, accrued expenses and other current liabilities	13,018	2,269	(19,453)
Deferred revenue	478	620	934
Other non-current liabilities	(420)	(641)	(732)

Net cash flows provided by operating activities	$196,275	$172,874	$160,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(120,943)	$(104,976)	$(102,688)
Change in accrued property, plant and equipment	(842)	(3,380)	—
Acquisition of cable systems	—	(1,186)	—
Proceeds from sale of cable systems, net	—	10,678	—
Redemption of restricted cash and cash equivalents (Note 2)	—	—	8,853

Net cash flows used in investing activities	$(121,785)	$(98,864)	$(93,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$167,000	$310,000	$201,000
Repayment of bank debt	(237,000)	(621,000)	(137,000)
Issuance of senior notes	—	250,000	—
Capital distributions to parent (Note 7)	(3,800)	(121,400)	(141,150)
Capital contributions from parent (Note 7)	—	111,000	—
Financing costs	—	(5,008)	—
Other financing activities	(340)	(646)	607

Net cash flows used in financing activities	$(74,140)	$(77,054)	$(76,543)

Net increase (decrease) in cash	350	(3,044)	(9,576)
CASH, beginning of year	9,394	12,438	22,014

CASH, end of year	$9,744	$9,394	$12,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$91,274	$85,976	$94,517

NON-CASH TRANSACTIONS:

Capital expenditures accrued during the period	$—	$—	$2,987

The accompanying notes are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom LLC (“Mediacom LLC” and collectively with its subsidiaries, “we,” “our” or “us”) is a New York limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”). MCC is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States, and its cable systems are owned and operated through our operating subsidiaries and those of Mediacom Broadband LLC, a Delaware limited liability company wholly-owned by MCC. As limited liability companies, we and Mediacom Broadband LLC are not subject to income taxes and, as such, are included in the consolidated federal and state income tax returns of MCC, a C corporation.

Our principal operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us.

We rely on our parent, MCC, for various services such as corporate and administrative support. Our financial position, results of operations and cash flows could differ from those that would have resulted had we operated autonomously or as an entity independent of MCC. See Notes 8 and 9.

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

Revenue Recognition

Video, HSD, phone and business services revenues are recognized when the services are provided to our customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing cable services. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense. Franchise fees reported on a gross basis amounted to approximately $11.5 million, $11.6 million and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

Restricted cash and cash equivalents

Restricted cash and cash equivalents represent funds pledged to insurance carriers as security under a master pledge and security agreement. Pledged funds are invested in short-term, highly liquid investments. We retained ownership of the pledged funds, and under the terms of the pledge and security agreement, we can withdraw any of the funds, with the restrictions removed from such funds, provided comparable substitute collateral is pledged to the insurance carriers. During the year ended December 31, 2011, we redeemed $8.9 million of restricted cash and cash equivalents, representing the entire outstanding balance.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, recoveries, historical experience and other currently available information.

Concentration of Credit Risk

Our accounts receivable are comprised of amounts due from customers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising our customer base and their geographic dispersion. We invest our cash with high quality financial institutions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and customer devices	5 to 20 years
Vehicles	4 - 5 years
Furniture, fixtures and office equipment	5 years

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

We capitalize the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our phone service. Costs include direct labor and material, as well as certain indirect costs including capitalized interest. We perform periodic evaluations of the estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. See also Note 3.

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2013 and 2012, we capitalized approximately $0.2 and $0.8 million, respectively of software development costs. Capitalized software had a net book value of $11.6 million and $11.4 million as of December 31, 2013 and 2012, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $15.2 million, $14.6 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2013, we held 854 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of our reporting unit using the Excess Earnings Method of the Income Approach as our discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the Multi-Period Excess Earnings Method to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights is Mediacom LLC. Comprising cable system clusters across several states, Mediacom LLC is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2013, which reflected no impairment of our franchise rights or goodwill.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2013, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom LLC reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2013 and 2012, respectively, (dollars in thousands):

Balance - December 31, 2011	$24,046
Acquisitions	—
Dispositions	(135)

Balance - December 31, 2012	$23,911
Acquisitions	—
Dispositions	—

Balance - December 31, 2013	$23,911

Segment Reporting

ASC 280 — Segment Reporting (“ASC 280”) requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters within our service area. Each cable system cluster derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system cluster deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. Management evaluated the criteria for aggregation under ASC 280 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $6.0 million asset in property, plant and equipment and a corresponding liability of $6.0 million. As of December 31, 2013 and 2012, the corresponding asset, net of accumulated amortization, was $0.

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

In December 2013, the FASB issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) Definition of a Public Business Entity. ASU 2013-12 defines a public business entity which will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no actual effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity per this guidance.

3.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, property, plant and equipment consisted of (dollars in thousands):

	December 31, 2013	December 31, 2012
Cable systems, equipment and customer devices	$2,059,980	$1,956,823
Furniture, fixtures and office equipment	52,157	51,829
Vehicles	37,938	36,342
Buildings and leasehold improvements	16,907	16,695
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	2,168,563	2,063,270
Accumulated depreciation	(1,499,404)	(1,399,778)

Property, plant and equipment, net	$669,159	$663,492

Depreciation expense related to fixed assets for the years ended December 31, 2013, 2012 and 2011 was $115.3 million, $115.2 million and $116.9 million, respectively. As of December 31, 2013, 2012 and 2011, we had no property under capitalized leases. We incurred gross interest costs of $95.8 million, $97.1 million and $98.9 million for the years ended December 31, 2013, 2012 and 2011 respectively, of which $1.3 million was capitalized during the year ended December 31, 2013 and $1.2 million was capitalized during each of the years ended December 31, 2012 and 2011. See Note 2.

4.	FAIR VALUE

As of December 31, 2013 and 2012, respectively, our financial assets and liabilities consisted of interest rate exchange agreements.

The tables below set forth our financial assets and liabilities measured at fair value, on a recurring basis, using a market-based approach at December 31, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2013, our interest rate exchange agreement liabilities, net, were valued at $30.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$29,989	$—	$29,989

Interest rate exchange agreements - liabilities, net	$—	$29,989	$—	$29,989

As of December 31, 2012, our interest rate exchange agreement liabilities, net, were valued at $48.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$48,015	$—	$48,015

Interest rate exchange agreements - liabilities, net	$—	$48,015	$—	$48,015

The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2013, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability in accounts payable, accrued expenses and other current liabilities of $19.4 million and an accumulated long-term liability in other non-current liabilities of $10.6 million. As of December 31, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability in accounts payable, accrued expenses and other current liabilities of $19.3 million and an accumulated long-term liability in other non-current liabilities of $28.7 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $18.0 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, and a net loss on derivatives of $15.2 million for the year ended December 31, 2011.

5.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses and other current liabilities consisted of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Accounts payable - trade	$24,282	$24,144
Accrued programming costs	19,927	17,792
Accrued interest	19,694	19,930
Liabilities under interest rate exchange agreements	19,354	19,262
Accrued taxes and fees	16,115	15,709
Accrued payroll and benefits	14,271	12,420
Subscriber advance payments	10,678	10,999
Accounts payable - affiliates	9,628	32
Accrued service costs	8,200	9,243
Accrued property, plant and equipment	3,923	4,765
Bank overdrafts (1)	2,866	3,465
Accrued telecommunications costs	1,368	1,266
Other accrued expenses	8,380	7,990

Accounts payable, accrued expenses and other current liabilities	$158,686	$147,017

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6.	DEBT

As of December 31, 2013 and 2012, debt consisted of (dollars in thousands):

	December 31, 2013	December 31, 2012
Bank credit facility	$852,000	$922,000
9 1⁄8% senior notes due 2019	350,000	350,000
7 1⁄4% senior notes due 2022	250,000	250,000

Total debt	$1,452,000	$1,522,000
Less: current portion	15,250	9,000

Total long-term debt	$1,436,750	$1,513,000

Bank Credit Facility

As of December 31, 2013, we maintained a $1.071 billion bank credit facility (the “credit facility”), comprising $845.8 million of outstanding term loans and $225.2 million of revolving credit commitments. The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.

As of December 31, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2013, we were in compliance with all of the covenants under the credit agreement, including a total leverage ratio of 2.8 to 1.0 and an interest coverage ratio of 3.1 to 1.0.

On February 5, 2014, we entered into an amended and restated credit agreement that provided for a new term loan in the principal amount of $250.0 million (“Term Loan F”) and $225.0 million of new revolving credit commitments (the “new revolver”). On the same date, our then existing revolving credit facility was terminated, and we repaid $400.0 million under the existing Term Loan C with the net proceeds of Term Loan F and borrowings under the new revolver. For more information, see Note 13.

Revolving Credit Commitments

In April 2010, the credit agreement was amended to extend the termination date of $225.2 million of revolving credit commitments which had been previously scheduled to expire on September 30, 2011. As of December 31, 2013, the revolving credit commitments were scheduled to expire on December 31, 2014 (or June 30, 2014 if Term Loan C under the credit facility had not been repaid or refinanced prior to that date).

As of December 31, 2013, interest on our revolving credit commitments was payable at a floating rate equal to, at our discretion, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the Prime rate plus a margin ranging from 1.25% to 2.00%, with the applicable margin determined by certain financial ratios pursuant to the credit agreement. As of the same date, commitment fees on the unused portion of revolving credit commitments were payable at a rate of 0.75%.

As of December 31, 2013, we had $209.4 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $6.3 million of outstanding loans and $9.5 million of letters of credit issued to various parties as collateral.

Term Loan C

In May 2006, we entered into an incremental facility agreement that provided for a term loan in the original principal amount of $650.0 million (“Term Loan C”). Term Loan C matures on January 31, 2015 and, since March 31, 2007, has been subject to quarterly reductions of $1.6 million, representing 0.25% of the original principal amount, with a final payment of $598.0 million at maturity representing 92.00% of the original principal amount. As of December 31, 2013, the outstanding balance under Term Loan C was $604.5 million. On February 5, 2014, we repaid $400.0 million of Term Loan C.

Interest on Term Loan C is payable at a floating rate equal to, at our discretion, LIBOR plus a margin of 1.50% or 1.75%, or the Prime Rate plus a margin of 0.50% or 0.75%, with the applicable margin that is determined by certain financial ratios pursuant to the credit agreement.

Repayment of the remaining outstanding principal amount of Term Loan C on, or prior to, maturity depends on our ability to access the debt markets to refinance such loans. If we are unable to obtain financing to refinance the remaining principal amount outstanding under Term Loan C, we would need to take other actions, including selling assets or seeking strategic investments from third parties, and deferring capital expenditures or other discretionary uses of cash. A failure to complete such scheduled debt repayment would permit the lenders in the credit facility to accelerate all obligations thereunder, and would also trigger a cross-default under the indentures governing our senior notes (the “indentures”), which could result in most, or all, of our long-term debt becoming due and payable.

Term Loan E

In April 2010, we entered into an incremental facility agreement that provided for a term loan in the original principal amount of $250.0 million (“Term Loan E”). Term Loan E matures on October 23, 2017 and, since September 30, 2010, has been subject to quarterly reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment of $231.9 million at maturity representing 92.75% of the original principal amount. As of December 31, 2013, the outstanding balance under Term Loan E was $241.3 million.

Interest on Term Loan E is payable at a floating rate equal to, at our discretion, LIBOR plus a margin of 3.00%, or the Prime Rate plus a margin of 2.00%. Through April 23, 2014, interest payable on Term Loan E is subject to a minimum LIBOR of 1.50%, and a minimum Prime Rate of 2.50%.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2013, 2012 and 2011. As of December 31, 2013:

•	We had current interest rate swaps which fixed the variable portion of $700 million of borrowings under the credit facility at a rate of 3.0%, of which $400 million and $300 million during the years ending December 31, 2014 and 2015, respectively.

•	We had forward-starting interest rate swaps which will fix the variable portion of $200 million of borrowings under the credit facility at a rate of 3.0% for one year commencing December 31, 2014.

As of December 31, 2013, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.7%.

Senior Notes

As of December 31, 2013, we had $600.0 million of outstanding senior notes, comprising $350.0 million of 9 1⁄8% senior notes due August 2019 and $250.0 million of 7 1⁄4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indentures limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. As of December 31, 2013, we were in compliance with all of the covenants under the indentures, including a debt to operating cash flow ratio of 5.0 to 1.0.

9 1⁄8% Notes

In August 2009, we issued $350.0 million aggregate principal amount of 9 1⁄8% senior notes due August 2019 (the “9 1/8% Notes”). Net proceeds from the issuance of the 9 1⁄8% Notes were used to partially fund the redemption of certain of our previously outstanding senior notes.

7 1⁄4% Notes

On February 7, 2012, we issued 7 1⁄4% senior notes due February 2022 (the “7 1⁄4% Notes”) in the aggregate principal amount of $250.0 million. Net proceeds from the issuance of the 7 1⁄4% Notes were used to repay a portion of certain existing term loans under the credit facility.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $5.3 million and $6.4 million as of December 31, 2013 and 2012, respectively.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured credit rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

As of December 31, 2013 and 2012, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuance in an active market when available) were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
9 1⁄8% senior notes due 2019	$380,188	$388,719
7 1⁄4% senior notes due 2022	266,250	271,250

Total senior notes	$646,438	$659,969

Bank credit facility	$850,336	$925,356

The scheduled maturities of all debt outstanding as of December 31, 2013 are as follows (dollars in thousands):

	Bank Credit Facility		Senior Notes
	Revolving Credit	Term Loans		Total
January 1, 2014 to December 31, 2014	$6,250	$9,000	$—	$15,250
January 1, 2015 to December 31, 2015	—	600,500	—	600,500
January 1, 2016 to December 31, 2016	—	2,500	—	2,500
January 1, 2017 to December 31, 2017	—	233,750	—	233,750
January 1, 2018 to December 31, 2018	—	—	—	—
Thereafter	—	—	600,000	600,000

	$6,250	$845,750	$600,000	$1,452,000

7.	PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership interest in Mediacom Broadband LLC, another wholly-owned subsidiary of MCC, which has a 12% annual dividend, payable quarterly in cash. We received $18.0 million in cash dividends on the preferred membership interest during each of the years ended December 31, 2013, 2012 and 2011.

8.	MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Deficit and the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $3.8 million, $121.4 million and $141.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, and received capital contributions from parent in cash of $111.0 million during the year ended December 31, 2012.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $12.4 million, $11.9 million and $11.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

We are a preferred equity investor in Mediacom Broadband LLC, a wholly-owned subsidiary of MCC. See Note 7.

10.	EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.0 million for the year ended December 31, 2013 and $0.8 million for each of the years ended December 31, 2012 and 2011.

11.	DEFERRED COMPENSATION

For the year ended December 31, 2013 and 2012, we recorded $0.3 million and $0.7 million, respectively of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, modified for the right to receive $8.75 in cash. This amount also included the recognition of new, cash-based deferred compensation awarded in 2012 and 2013 which has vesting attributes similar to the former share-based awards.

12.	COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $3.8 million, $3.5 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum annual rental payments as of December 31, 2013 are as follows (dollars in thousands):

January 1, 2014 to December 31, 2014	$2,533
January 1, 2015 to December 31, 2015	1,957
January 1, 2016 to December 31, 2016	1,484
January 1, 2017 to December 31, 2017	1,145
January 1, 2018 to December 31, 2018	767
Thereafter	2,306

Total	$10,192

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was $6.1 million, $5.8 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Letters of Credit

As of December 31, 2013, $9.5 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

13.	SUBSEQUENT EVENTS

On February 5, 2014, we entered into an amended and restated credit agreement that provided for a new $225.0 million revolving credit facility, with an expiry date of February 5, 2019 (the “new revolver”) and a new term loan in the aggregate principal amount of $250.0 million, with a final maturity of March 31, 2018 (“Term Loan F”). On the same date, the full amount of Term Loan F was borrowed by the operating subsidiaries, the new revolver became effective, and the previous $225.2 million revolving credit facility (the “old revolver”) was terminated. The credit agreement also amended a number of terms and conditions, including covenants relating to restricted payments, excess cash recapture, asset sales and acquisitions, and replaced the existing credit agreement in its entirety.

After giving effect to $4.8 million of financing costs, net proceeds of $245.2 million under Term Loan F, together with $161.1 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C under the credit facility and the entire $6.3 million balance under the old revolver. Term Loan C has $204.5 million of principal amount outstanding after this partial repayment and a final maturity of January 31, 2015.

Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% or the Prime Rate plus a margin of 1.50%.

Borrowings under the new revolver bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75%, or the Prime Rate plus a margin ranging from of 1.00% to 1.75%. Commitment fees on the unused portion of the new revolver are payable at a rate of 0.38% or 0.50%. The applicable margin on outstanding borrowings under the new revolver, and commitment fees charged on the unused portion of the new revolver, are determined by certain financial ratios pursuant to the credit agreement. If $200.0 million or more remains outstanding under Term Loan C on October 31, 2014, the new revolver will expire on such date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of December 31, 2013.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom LLC’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management determined that, as of December 31, 2013, Mediacom LLC’s internal control over financial reporting was effective.

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

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of December 31, 2013.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Capital’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management determined that, as of December 31, 2013, Mediacom Capital’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom LLC (MLLC) and Mediacom Capital Corporation (MCCorp) are indicated below:

Rocco B. Commisso	64	Chairman, Chief Executive Officer and Director of MCC and MCCorp;
		Chief Executive Officer of MLLC
Mark E. Stephan	57	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MLLC and MCCorp
John G. Pascarelli	52	Executive Vice President, Operations of MCC, MLLC and MCCorp
Italia Commisso Weinand	60	Executive Vice President, Programming and Human Resources and Director of MCC;
		Executive Vice President, Programming and Human Resources of MLLC
Joseph E. Young	65	Senior Vice President, General Counsel and Secretary of MCC, MLLC and MCCorp
Brian M. Walsh	48	Senior Vice President, Corporate Controller of MCC and MLLC
Tapan Dandnaik	40	Senior Vice President, Customer Service and Financial Operations of MCC
Steve Litwer	61	Senior Vice President, Ad Sales for the OnMedia Division of MCC
David McNaughton	52	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	56	Senior Vice President, Field Operations of MCC
Dan Templin	50	Senior Vice President, Mediacom Business of MCC
JR Walden	42	Senior Vice President, Technology of MCC

Rocco B. Commisso has 35 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of the National Cable & Telecommunications Association, C-SPAN and Cable Television Laboratories, Inc. He is also a member of the Cable TV Pioneers. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 27 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011.

John G. Pascarelli has 32 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli became a Cable TV Pioneer inductee in 2008.

Italia Commisso Weinand has 37 years of experience in the cable industry, and has served as MCC’s, and our Executive Vice President of Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President of Programming and Human Resources since February 1998 and MCC’s Vice President of Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. For the past five years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center and the Emma Bowen Foundation. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 29 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 26 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 13 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. In 2013, he also assumed responsibilities for our centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. In 2012, Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership. He also serves as a prominent member of The Cable Center Customer Care Committee.

Steve Litwer has 22 years of experience with the cable industry, and has served as MCC’s Senior Vice President, Ad Sales for the OnMedia Division since April 2008. Prior to that time, he was MCC’s Group Vice President, Sales since the commencement of the ad sales division in 2001. Before joining MCC, Mr. Litwer served as Group Sales Director at AT&T and TCI Media Services from 1996 to 2001. Prior to that time, Mr. Litwer served in various management positions at cable systems, radio and broadcast TV stations.

David McNaughton has 26 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Consumer Services since May 2011. Before joining MCC, he was Senior Vice President and Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he held senior management marketing positions at DirecTV, Nextel Communications, and AirTouch Cellular.

Ed Pardini has 31 years of experience in the cable industry, and has served as MCC’s Senior Vice President of the Field Operations Group since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 22 years of experience in the cable and telecommunications industries, and has served as MCC’s Senior Vice President, Mediacom Business since April 2011. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, he was Senior Vice President, Marketing and Product Management for SusCom from February 1999. Prior to that time, Mr. Templin served in a number of operations, product and marketing roles with Comcast and Jones Intercable.

JR Walden has 18 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Mediacom Capital is a wholly-owned subsidiary of Mediacom LLC. MCC is the sole voting member of Mediacom LLC. The address of MCC is 1 Mediacom Way, Mediacom Park, New York 10918.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2013, MCC charged us $12.4 million of such management fees, approximately 1.8% of gross operating revenues.

Other Relationships

In July 2001, we made a $150 million preferred equity investment in Mediacom Broadband, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual cash dividend, payable quarterly in cash. For the year ended December 31, 2013, we received in aggregate $18.0 million in cash dividends on the preferred equity.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Audit fees	$412	$514
Audit-related fees	22	22
Tax fees	—	13
All other fees	1	1

Total	$435	$550

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Asset Transfer Agreement, dated February 11, 2009, by and among Mediacom Communications Corporation, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband(1)

3.1(a)	Articles of Organization of Mediacom LLC filed July 17, 1995(2)

3.1(b)	Certificate of Amendment of the Articles of Organization of Mediacom LLC filed December 8, 1995(2)

3.2	Fifth Amended and Restated Operating Agreement of Mediacom LLC(3)

3.3	Certificate of Incorporation of Mediacom Capital Corporation filed March 9, 1998(2)

3.4	By-Laws of Mediacom Capital Corporation(2)

4.1	Indenture relating to 9 1⁄8% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation(4)

4.2	Indenture relating to 7 1⁄4% senior notes due 2022 of Mediacom LLC and Mediacom Capital Corporation(5)

10.1	Restatement Agreement to Credit Agreement, dated as of February 5, 2014, among Mediacom Communications Corporation, Mediacom LLC, the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Amended and Restated Credit Agreement, dated as of February 5, 2014, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics(6)

21.1	Subsidiaries of Mediacom LLC

31.1	Rule 15(d) -14(a) Certifications of Mediacom LLC

31.2	Rule 15(d) -14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2010; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2013, 2012 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2010; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of MCC and incorporated herein by reference.
(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of MCC, Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 of Mediacom Communications Corporation and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Mediacom LLC and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom LLC and incorporated herein by reference.

(c) Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Charged to costs and expenses	Charged to other accounts	Balance at end of period

December 31, 2011
Allowance for doubtful accounts:
Current receivables	$1,228	$2,232	$—	$2,720	$—	$740

December 31, 2012
Allowance for doubtful accounts:
Current receivables	$740	$3,813	$—	$2,671	$—	$1,882

December 31, 2013
Allowance for doubtful accounts:
Current receivables	$1,882	$2,530	$—	$2,402	$—	$2,010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom LLC

March 7, 2014

	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 7, 2014
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial	March 7, 2014
Mark E. Stephan	Officer (principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Capital Corporation

March 7, 2014

	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 7, 2014
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial	March 7, 2014
Mark E. Stephan	Officer (principal financial officer and principal accounting officer)

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