Form 10-Q
period 2014-03-31
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2014-05-09
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition for residential and business customers from other providers, including but not limited to direct broadcast satellite operators, local telephone companies, other cable providers, wireless communications companies and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent costs;

•	our ability to further expand our Business Services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to refinance future debt maturities, including the remaining portion of the existing Term Loan C under our bank credit facility due January 31, 2015 ($204.0 million as of March 31, 2014), or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2013 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$9,389	$9,744
Accounts receivable, net of allowance for doubtful accounts of $2,026 and $2,010	46,977	53,215
Accounts receivable - affiliates	8,266	—
Prepaid expenses and other current assets	10,295	9,485

Total current assets	74,927	72,444
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,522,125 and $1,499,404	665,031	669,159
Franchise rights	614,731	614,731
Goodwill	23,910	23,911
Subscriber lists, net of accumulated amortization of $118,273 and $118,271	29	31
Other assets, net of accumulated amortization of $12,490 and $11,553	19,394	15,662

Total assets	$1,548,022	$1,545,938

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$131,403	$149,058
Accounts payable - affiliates	—	9,628
Deferred revenue	28,319	27,706
Current portion of long-term debt	208,989	15,250

Total current liabilities	368,711	201,642
Long-term debt, less current portion	1,253,011	1,436,750
Other non-current liabilities	9,864	12,839

Total liabilities	1,631,586	1,651,231
Commitments and contingencies (Note 10)
MEMBER’S DEFICIT
Capital contributions	321,377	321,320
Accumulated deficit	(404,941)	(426,613)

Total member’s deficit	(83,564)	(105,293)

Total liabilities and member’s deficit	$1,548,022	$1,545,938

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$175,739	$171,019
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	76,648	76,122
Selling, general and administrative expenses	30,021	27,932
Management fee expense	3,200	3,000
Depreciation and amortization	28,731	28,316

Operating income	37,139	35,649
Interest expense, net	(23,902)	(23,615)
Gain on derivatives, net	4,316	4,680
Investment income from affiliate	4,500	4,500
Other expense, net	(381)	(422)

Net income	$21,672	$20,792

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,672	$20,792
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	28,731	28,316
Gain on derivatives, net	(4,316)	(4,680)
Amortization of deferred financing costs	937	805
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	6,238	(1,032)
Accounts receivable - affiliates	(8,266)	(389)
Prepaid expenses and other assets	2,173	(3,886)
Accounts payable, accrued expenses and other current liabilities	(17,851)	(12,940)
Accounts payable - affiliates	(9,628)	—
Deferred revenue	613	2,266
Other non-current liabilities	(2,975)	194

Net cash flows provided by operating activities	$17,328	$29,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(24,626)	$(28,754)
Change in accrued property, plant and equipment	1,764	(676)

Net cash flows used in investing activities	$(22,862)	$(29,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$482,000	$62,000
Repayment of bank debt	(472,000)	(62,000)
Capital distributions to parent (Note 8)	—	(3,800)
Financing costs	(4,650)	—
Other financing activities	(171)	931

Net cash flows provided by (used in) financing activities	$5,179	$(2,869)

Net decrease in cash	(355)	(2,853)
CASH, beginning of period	9,744	9,394

CASH, end of period	$9,389	$6,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$35,555	$34,242

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $2.9 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the FASB issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2014. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2014, our interest rate swap liabilities, net, were valued at $25.7 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$25,673	$—	$25,673

Interest rate exchange agreements - liabilities, net	$—	$25,673	$—	$25,673

As of December 31, 2013, our interest rate swap agreement liabilities, net, were valued at $30.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$29,989	$—	$29,989

Interest rate exchange agreements - liabilities, net	$—	$29,989	$—	$29,989

The fair value of our interest rate swaps represents the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted London Interbank Offered Rate (“LIBOR”) futures and the remaining time to maturity. While our interest rate swaps are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis.

All of our interest rate swaps were in a liability position as of each of March 31, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of March 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $18.0 million and a long-term liability in other non-current liabilities of $7.7 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $19.4 million and a long-term liability in other non-current liabilities of $10.6 million.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $4.3 million and $4.7 million for the three months ended March 31, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Cable systems, equipment and customer devices	$2,081,718	$2,059,980
Furniture, fixtures and office equipment	50,242	52,157
Vehicles	36,708	37,938
Buildings and leasehold improvements	16,907	16,907
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,187,156	2,168,563
Accumulated depreciation	(1,522,125)	(1,499,404)

Property, plant and equipment, net	$665,031	$669,159

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Accounts payable - trade	$21,983	$24,282
Accrued programming costs	19,506	19,927
Liabilities under interest rate exchange agreements	18,013	19,354
Accrued taxes and fees	13,754	16,115
Accrued payroll and benefits	12,692	14,271
Advance customer payments	12,121	10,678
Accrued service costs	7,999	8,200
Accrued interest	7,104	19,694
Accrued property, plant and equipment	5,687	3,923
Bank overdrafts (1)	2,640	2,866
Accrued telecommunications costs	1,129	1,368
Other accrued expenses	8,775	8,380

Accounts payable, accrued expenses and other current liabilities	$131,403	$149,058

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of March 31, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	March 31,	December 31,
	2014	2013
Bank credit facility	$862,000	$852,000
9 1⁄8% senior notes due 2019	350,000	350,000
7 1⁄4% senior notes due 2022	250,000	250,000

Total debt	$1,462,000	$1,452,000
Less: current portion	208,989	15,250

Total long-term debt	$1,253,011	$1,436,750

Bank Credit Facility

As of March 31, 2014, we maintained a $919.6 million bank credit facility (the “credit facility”), comprising:

•	$225.0 million of revolving credit commitments, which expire on February 5, 2019 (or October 31, 2014 if $200.0 million or more remains outstanding under Term Loan C on such date);

•	$204.0 million of outstanding Term Loan C borrowings, which mature on January 31, 2015;

•	$240.6 million of outstanding Term Loan E borrowings, which mature on October 23, 2017; and

•	$250.0 million of outstanding Term Loan F borrowings, which mature on March 31, 2018

As of March 31, 2014, we had $48.1 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $167.4 million of outstanding loans and $9.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2014, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2014, we were in compliance with all covenants under the credit agreement.

On February 5, 2014, we repaid $400.0 million under Term Loan C with proceeds from the issuance of a new term loan and borrowings under our revolving credit commitments (see “New Financings” below). Repayment of the $204.0 million remaining outstanding principal amount of Term Loan C on, or prior to, its scheduled maturity of January 31, 2015 depends on our ability to access the debt markets to refinance such loans. If we are unable to obtain financing to refinance the remaining principal amount outstanding under Term Loan C, we would need to take other actions, including selling assets or seeking strategic investments from third parties, and deferring capital expenditures or other discretionary uses of cash. A failure to complete such scheduled debt repayment would permit the lenders in the credit facility to accelerate all obligations thereunder, and would also trigger a cross-default under the indentures governing our senior notes (the “indentures”), which could result in most, or all, of our debt becoming due and payable.

New Financings

On February 5, 2014, we entered into an amended and restated credit agreement that provided for a new $225.0 million revolving credit facility (the “new revolver”) and a new term loan in the aggregate principal amount of $250.0 million (“Term Loan F”). The credit agreement also amended a number of terms and conditions, including covenants relating to restricted payments, excess cash recapture, asset sales and acquisitions, and replaced the existing credit agreement in its entirety. On the same date, we borrowed the full amount under Term Loan F, the new revolver became effective, and the previous $225.2 million revolving credit facility (the “old revolver”) was terminated. After giving effect to $4.7 million of financing costs, net proceeds of $245.3 million under Term Loan F, together with $161.0 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million balance under the old revolver.

Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% or the Prime Rate plus a margin of 1.50%. Term Loan F matures on March 31, 2018 and, commencing on June 30, 2014, is subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $240.6 million, representing 96.25% of the original principal amount.

Borrowings under the new revolver bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75% or the Prime Rate plus a margin ranging from of 1.00% to 1.75%. Commitment fees on the unused portion of the new revolver are payable at a rate of 0.38% or 0.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement. The new revolver is scheduled to expire on February 5, 2019 (or October 31, 2014 if $200.0 million or more remains outstanding under Term Loan C on such date).

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2014 and 2013.

As of March 31, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of March 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.1%.

Senior Notes

As of March 31, 2014, we had $600 million of outstanding senior notes, comprising $350 million of 9 1/8% senior notes due August 2019 and $250 million of 7 1/4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indentures limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through March 31, 2014, we were in compliance with covenants under the indentures.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $5.7 million and $5.3 million as of March 31, 2014 and December 31, 2013, respectively.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

As of March 31, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
9 1⁄8% senior notes due 2019	$374,938	$380,188
7 1⁄4% senior notes due 2022	271,875	266,250

Total senior notes	$646,813	$646,438

Bank credit facility	$861,977	$850,336

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership investment in Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended March 31, 2014 and 2013.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $3.8 million during the three months ended March 31, 2013.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.2 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively.

We are a preferred equity investor in Mediacom Broadband LLC. See Note 7.

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

We have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit as of October 1, 2013, which has negative equity carrying value, and do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of March 31, 2014, we served approximately 413,000 video customers, 438,000 high-speed data (“HSD”) customers and 180,000 phone customers, aggregating 1.03 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including our primary services of video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base were primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

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

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by LECs and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services, including cell tower backhaul, largely compete with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

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

For the three months ended March 31, 2014, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2014 at similar levels to our experience in 2013. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a significant rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Recent Developments

On February 5, 2014, we entered into a new $225.0 million revolving credit facility, terminated our existing revolving credit commitments, and issued a new term loan in the aggregate principal amount of $250.0 million (the “new financings”). On the same date, we repaid $400.0 million of principal amount outstanding under an existing term loan with proceeds from the new financings. See “Liquidity and Capital Resources – capital structure – new financings” and Note 6 in our Notes to Consolidated Financial Statements.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential video customers, which vary according to the level of service and equipment taken, and revenue from the sale of video-on-demand content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

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

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Management Fee Expense

Management fee expense reflects compensation paid to MCC for the performance of services it provides us in accordance with management agreements between MCC and our operating subsidiaries.

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

Actual Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Revenues	$175,739	$171,019	$4,720	2.8%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	76,648	76,122	526	0.7%
Selling, general and administrative expenses	30,021	27,932	2,089	7.5%
Management fee expense	3,200	3,000	200	6.7%
Depreciation and amortization	28,731	28,316	415	1.5%

Operating income	37,139	35,649	1,490	4.2%
Interest expense, net	(23,902)	(23,615)	(287)	1.2%
Gain on derivatives, net	4,316	4,680	(364)	NM
Investment income from affiliate	4,500	4,500	—	NM
Other expense, net	(381)	(422)	41	(9.7%)

Net income	$21,672	$20,792	$880	4.2%

OIBDA	$65,870	$63,965	$1,905	3.0%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
OIBDA	$65,870	$63,965	$1,905	3.0%
Depreciation and amortization	(28,731)	(28,316)	(415)	1.5%

Operating income	$37,139	$35,649	$1,490	4.2%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Video	$86,946	$87,123	$(177)	(0.2%)
HSD	53,346	49,800	3,546	7.1%
Phone	14,330	14,894	(564)	(3.8%)
Business services	17,676	15,867	1,809	11.4%
Advertising	3,441	3,335	106	3.2%

Total	$175,739	$171,019	$4,720	2.8%

	March 31,		Increase/
	2014	2013	(Decrease)	% Change
Video customers	413,000	441,000	(28,000)	(6.3%)
HSD customers	438,000	420,000	18,000	4.3%
Phone customers	180,000	169,000	11,000	6.5%

Primary service units (PSUs)	1,031,000	1,030,000	1,000	0.1%
Average total monthly revenue per PSU (1)	$56.93	$55.67	$1.26	2.3%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 2.8%, primarily due to greater HSD and, to a lesser extent, business services revenues. Average total monthly revenue per PSU increased 2.3% to $56.93.

Video revenues decreased 0.2%, mainly a result of a lower residential video customer base, mostly offset by rate adjustments and more customers taking advanced video services. During the three months ended March 31, 2014, we lost 4,000 video customers, compared to a decline of 1,000 in the prior year period. As of March 31, 2014, we served 413,000 video customers, or 31.7% of our estimated homes passed. As of the same date, 60.5% of our video customers were digital customers, and 43.4% of our digital customers were taking our DVR service.

HSD revenues grew 7.1%, principally due to higher equipment charges, customer growth and, to a much lesser extent, more customers taking our wireless home gateway service. During the three months ended March 31, 2014, we gained 7,000 HSD customers, compared to an increase of 10,000 in the prior year period. As of March 31, 2014, we served 438,000 HSD customers, or 33.6% of our estimated homes passed, and 27.3% of our HSD customers took our wireless home gateway.

Phone revenues declined 3.8%, largely a result of lower revenues per phone customer, offset in part by a larger residential phone customer base. During the three months ended March 31, 2014, we gained 1,000 phone customers, compared to an increase of 3,000 in the prior year period. As of March 31, 2014, we served 180,000 phone customers, or 13.8% of our estimated homes passed.

Business services revenues rose 11.4%, primarily due to a larger commercial HSD and phone customer base.

Advertising revenues increased 3.2%, principally due to higher levels of automotive advertising.

Costs and Expenses

Service costs increased 0.7%, principally due to higher HSD delivery costs and programming expenses, offset in part by lower phone service delivery and field operating costs. HSD delivery costs rose 28.3%, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Programming expenses increased 1.1%, mainly due to greater retransmission consent fees charged by local broadcasters for their local broadcast stations and higher contractual rates charged by our programming vendors for their cable networks, largely offset by a lower video customer base. Phone service delivery costs fell 15.3%, principally due to lower connectivity costs and long-distance rates. Field operating costs declined 4.2%, mainly due to lower network operating center, equipment and device repair and vehicle fuel expenses, offset in part by higher fiber lease expenses. Service costs as a percentage of revenues were 43.6% and 44.5% for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses were 7.5% higher, mainly due to higher bad debt, marketing and employee expenses. Bad debt expense rose 38.5%, primarily due to a greater number of written-off accounts and allowance adjustments related to the aging of business customer accounts. Marketing costs grew 7.2%, largely a result of higher levels of online advertising, offset in part by a reduction in direct mail marketing. Employee expenses increased 4.2%, largely as a result of higher staffing levels, particularly in our field support center. Selling, general and administrative expenses as a percentage of revenues were 17.1% and 16.3% for the three months ended March 31, 2014 and 2013, respectively.

Management fee expense grew 6.7%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% for each of the three months ended March 31, 2014 and 2013.

Depreciation and amortization increased 1.5%, largely as a result of the depreciation of customer premise equipment and investments in HSD bandwidth expansion, mostly offset by certain assets becoming fully depreciated.

OIBDA

OIBDA grew 3.0%, as the increase in revenues was offset in part by greater selling, general and administrative expenses and, to a much lesser extent, service costs.

Operating Income

Operating income was 4.2% higher, as OIBDA growth was offset in part by increased depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 1.2%, mainly due to a higher average cost of debt, mostly offset by lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As of March 31, 2014, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $900 million, of which $200 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $4.3 million and $4.7 million for the three months ended March 31, 2014 and 2013, respectively.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended March 31, 2014 and 2013. This amount represents the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.4 million for each of the three months ended March 31, 2014 and 2013. During each of the three months ended March 31, 2014 and 2013, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $21.7 million and $20.8 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $5.3 during the remainder of 2014. As of the same date, our sources of liquidity included $9.4 million of cash and $48.1 million of unused and available commitments under our $225.0 million revolving credit facility, after giving effect to $167.4 million of outstanding loans and $9.5 million of letters of credit issued to various parties as collateral.

On February 5, 2014, we repaid $400.0 million of principal amount outstanding under the existing Term Loan C under our bank credit facility (the “credit facility”) and, as of March 31, 2014, Term Loan C had an outstanding balance of $204.0 million and a scheduled maturity of January 31, 2015. If Term Loan C has $200.0 million or more of principal amount outstanding on October 31, 2014, our revolving credit commitments will expire, and any amounts outstanding thereunder would become due on such date. If we do not fully refinance Term Loan C prior to that date, we plan to partially repay Term Loan C through cash on hand or borrowing under the new revolver. We believe that cash generated by, or available to, us will be sufficient to meet our anticipated capital and liquidity needs through the remainder of 2014, including the repayment of a sufficient amount of principal outstanding under Term Loan C to avoid the early expiry of our revolving credit commitments.

Our repayment of the outstanding principal amounts under Term Loan C on, or prior to, its scheduled maturity will largely depend on our ability to access the debt markets to refinance such loans. If we were unable to obtain sufficient funding on acceptable terms, or at all, to refinance the principal amounts then outstanding under Term Loan C prior to its scheduled maturity, we would need to take other actions to conserve or raise capital, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash, that we would not take otherwise.

While there can be no assurance we will refinance the remaining $204.0 million under Term Loan C prior to its scheduled maturity, we have accessed the debt markets for significant amounts of capital in the past, including the new financings completed in February 2014, and expect to be able to access these markets to repay such remaining amount under Term Loan C prior to its scheduled maturity.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $17.3 million for the three months ended March 31, 2014, primarily due to OIBDA of $65.9 million and, to a much lesser extent, investment income from affiliate of $4.5 million, offset in part by the $29.7 million net change in our operating assets and liabilities and interest expense of $23.9 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $17.9 million and in accounts payable to affiliates of $9.6 million, an increase in accounts receivable from affiliates of $8.3 million and a decline in other non-current liabilities of $3.0 million, offset in part by a decrease in accounts receivable, net, of $6.2 million and in prepaid expenses and other current assets of $2.2 million.

Net cash flows provided by operating activities were $29.4 million for the three months ended March 31, 2013, primarily due to OIBDA of $64.0 million and, to a much lesser extent, investment income from affiliate of $4.5 million, offset in part by interest expense of $23.6 million and the $15.8 million net change in our assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $12.9 million, an increase in prepaid expenses and other assets of $3.9 million and in accounts receivable, net, of $1.0 million, offset in part by a decline in deferred revenue of $2.3 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $22.9 million for the three months ended March 31, 2014, comprising $24.6 million of capital expenditures, offset in part by a net change in accrued property, plant and equipment of $1.7 million.

Net cash flows used in investing activities were $29.4 million for the three months ended March 31, 2013, comprising $28.7 million of capital expenditures and a net change in property plant and equipment of $0.7 million.

The $4.1 million decline in capital expenditures largely reflected reduced outlays for our all-digital video platform and HSD bandwidth expansion, offset in part by greater spending on customer premise equipment, primarily for our next generation set-top.

Net Cash Flows Provided By (Used in) Financing Activities

Net cash flows provided by financing activities were $5.2 million for the three months ended March 31, 2014, as $10.0 million of net borrowings under the credit facility, including the issuance of Term Loan F and the $400.0 million partial repayment of Term Loan C under the credit facility (see “New Financings” below), funded $4.7 million of financing costs and $0.1 million of other financing activities.

Net cash flows used in financing activities were $2.9 million for the three months ended March 31, 2013, as net borrowings under the credit facility were unchanged, and $3.8 million of capital distributions to parent were offset in part by $0.9 million of other financing activities.

Capital Structure

As of March 31, 2014, our total indebtedness was $1.462 billion, of which approximately 89% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2014, we paid cash interest of $35.6 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2014, we maintained a $919.6 million credit facility, comprising $694.6 million of term loans with maturities ranging from January 2015 to March 2018, and a $225.0 million revolving credit facility with a scheduled expiry of February 5, 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2014, we were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.0 to 1.0 and an interest coverage ratio of 2.9 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the credit facility in the near future.

New Financings

On February 5, 2014, we entered into a new $225.0 million revolving credit facility (the “new revolver”), terminated our existing revolving credit commitments (the “old revolver”), and issued a new term loan in the aggregate principal amount of $250.0 million (“Term Loan F”). After giving effect to $4.7 million of financing costs, net proceeds of $245.3 million under Term Loan F, together with $161.0 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million principal amount outstanding under the old revolver.

On February 5, 2014, we also entered into an amended and restated credit agreement that replaced the prior agreement in its entirety, incorporated the new financings, and amended a number of terms and conditions, including covenants related to restricted payments, excess cash recapture and asset sales and acquisitions. See Note 6 in our Notes to Consolidated Financial Statements.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of March 31, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had $200 million of forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of March 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.1%.

Senior Notes

As of March 31, 2014, we had $600 million of outstanding senior notes, comprising $350 million of 9 1/8% senior notes due August 2019 and $250 million of 7 1/4% senior notes due February 2022.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through March 31, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.2 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook.

There can be no assurance that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

Other than the items noted below, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments for the five years subsequent to December 31, 2013 and thereafter to per the items noted in “Liquidity and Capital Resources – Capital Structure – New Financings” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled	Interest
	Debt Maturities	Expense(1)	Total
2014	$6,420	$93,659	$100,079
2015-2016	212,455	153,334	365,789
2017-2018	476,875	124,072	600,947
Thereafter	761,050	77,004	838,054

Total cash obligations	$1,456,800	$448,069	$1,904,869

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2013, and the average interest rates applicable under such debt obligations. Interest expense amounts are net of capitalized interest expense.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2013.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) and ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists and, as such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2014, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of March 31, 2014.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of March 31, 2014.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

May 9, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

May 9, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Notes to Consolidated Financial Statements