Form 10-Q
period 2014-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2014-08-08
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,924	$9,744
Accounts receivable, net of allowance for doubtful accounts of $2,209 and $2,010	48,240	53,215
Accounts receivable - affiliates	4,632	—
Prepaid expenses and other current assets	11,130	9,485

Total current assets	73,926	72,444
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,545,983 and $1,499,404	668,242	669,159
Franchise rights	614,731	614,731
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,275 and $118,271	27	31
Other assets, net of accumulated amortization of $13,521 and $11,553	19,025	15,662

Total assets	$1,549,862	$1,545,938

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$150,638	$149,058
Accounts payable - affiliates	—	9,628
Deferred revenue	28,386	27,706
Current portion of long-term debt	204,500	15,250

Total current liabilities	383,524	201,642
Long-term debt, less current portion	1,222,500	1,436,750
Other non-current liabilities	7,421	12,839

Total liabilities	1,613,445	1,651,231
Commitments and contingencies (Note 10)
MEMBER’S DEFICIT
Capital contributions	317,926	321,320
Accumulated deficit	(381,509)	(426,613)

Total member’s deficit	(63,583)	(105,293)

Total liabilities and member’s deficit	$1,549,862	$1,545,938

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$178,843	$175,594	$354,582	$346,613
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	77,391	75,603	154,039	151,725
Selling, general and administrative expenses	30,918	30,328	60,939	58,260
Management fee expense	3,200	3,000	6,400	6,000
Depreciation and amortization	28,819	28,842	57,550	57,157

Operating income	38,515	37,821	75,654	73,471
Interest expense, net	(23,614)	(23,645)	(47,516)	(47,260)
Gain on derivatives, net	4,304	6,447	8,620	11,127
Investment income from affiliate	4,500	4,500	9,000	9,000
Other expense, net	(273)	(594)	(654)	(1,016)

Net income	$23,432	$24,529	$45,104	$45,322

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,104	$45,322
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	57,550	57,157
Gain on derivatives, net	(8,620)	(11,127)
Amortization of deferred financing costs	1,968	1,599
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	4,975	(1,552)
Accounts receivable - affiliates	(4,632)	(5,322)
Prepaid expenses and other assets	(1,975)	(2,138)
Accounts payable, accrued expenses and other current liabilities	1,179	1,742
Accounts payable - affiliates	(9,628)	—
Deferred revenue	680	936
Other non-current liabilities	—	(38)

Net cash flows provided by operating activities	$86,601	$86,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(56,653)	$(64,390)
Change in accrued property, plant and equipment	2,072	677

Net cash flows used in investing activities	$(54,581)	$(63,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$514,739	$62,000
Repayment of bank debt	(539,739)	(82,000)
Capital distributions to parent (Note 8)	(3,500)	(3,800)
Financing costs	(4,668)	—
Other financing activities	1,328	577

Net cash flows used in financing activities	$(31,840)	$(23,223)

Net increase (decrease) in cash	180	(357)
CASH, beginning of period	9,744	9,394

CASH, end of period	$9,924	$9,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$45,712	$45,590

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $2.9 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $5.8 million and $6.1 million for the six months ended June 30, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) – Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards (“SFAS”) No. 51—Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not completed our evaluation of this new guidance to determine its impact on our financial statements or financial disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2014. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2014, our interest rate swap liabilities, net, were valued at $21.4 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$21,368	$—	$21,368

Interest rate exchange agreements - liabilities, net	$—	$21,368	$—	$21,368

As of December 31, 2013, our interest rate swap liabilities, net, were valued at $30.0 million using Level 2 inputs, as follows (dollars in thousands):

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

All of our interest rate swaps were in a liability position as of each of June 30, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of June 30, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $16.2 million and a long-term liability in other non-current liabilities of $5.2 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $19.4 million and a long-term liability in other non-current liabilities of $10.6 million.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $4.3 million and $6.4 million for the three months ended June 30, 2014 and 2013, respectively, and a net gain on derivatives of $8.6 million and $11.1 million for the six months ended June 30, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013
Cable systems, equipment and customer devices	$2,109,268	$2,059,980
Furniture, fixtures and office equipment	49,434	52,157
Vehicles	36,979	37,938
Buildings and leasehold improvements	16,963	16,907
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,214,225	$2,168,563
Accumulated depreciation	(1,545,983)	(1,499,404)

Property, plant and equipment, net	$668,242	$669,159

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013
Accounts payable - trade	$24,941	$24,282
Accrued programming costs	19,890	19,927
Accrued interest	19,461	19,694
Liabilities under interest rate exchange agreements	16,152	19,354
Accrued payroll and benefits	15,543	14,271
Accrued taxes and fees	14,494	16,115
Advance customer payments	11,906	10,678
Accrued service costs	8,149	8,200
Accrued property, plant and equipment	5,995	3,923
Bank overdrafts (1)	4,398	2,866
Accrued telecommunications costs	1,220	1,368
Other accrued expenses	8,489	8,380

Accounts payable, accrued expenses and other current liabilities	$150,638	$149,058

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	June 30,	December 31,
	2014	2013
Bank credit facility	$827,000	$852,000
9 1⁄8% senior notes due 2019	350,000	350,000
7 1⁄4% senior notes due 2022	250,000	250,000

Total debt	$1,427,000	$1,452,000
Less: current portion	204,500	15,250

Total long-term debt	$1,222,500	$1,436,750

2014 Financings

On February 5, 2014, we entered into an amended and restated credit agreement (the “credit agreement”) under our bank credit facility (the “credit facility”) that provided for a new $225.0 million revolving credit facility (the “new revolver”) and a new term loan in the aggregate principal amount of $250.0 million (“Term Loan F” and, together, the “new financings”). The credit agreement replaced the previously existing credit agreement in its entirety, and amended a number of terms and conditions, including covenants relating to restricted payments, excess cash recapture, asset sales and acquisitions. On the same date, we borrowed the full amount under Term Loan F, the new revolver became effective, and the previous $225.2 million revolving credit facility (the “old revolver”) was terminated. After giving effect to $4.7 million of financing costs, net proceeds of $245.3 million from Term Loan F, together with $161.0 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million balance under the old revolver.

Borrowings under the new revolver bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75% or the Prime Rate plus a margin ranging from of 1.00% to 1.75%. Commitment fees on the unused portion of the new revolver are payable at a rate of 0.38% or 0.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement. The new revolver is scheduled to expire on February 5, 2019.

Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% or the Prime Rate plus a margin of 1.50%. Term Loan F matures on March 31, 2018 and, since June 30, 2014, has been subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $240.6 million, representing 96.25% of the original principal amount.

On June 23, 2014, we announced that we received commitments for $350 million of new term loans with a maturity of June 30, 2021. Subject to customary closing conditions, we intend to complete these new term loans on or before August 15, 2014, and use the net proceeds to fully redeem our existing 9 1⁄8% senior notes due August 2019 (the “9 1⁄8% Notes”), which have an aggregate principal amount outstanding of $350 million, on August 15, 2014.

Bank Credit Facility

As of June 30, 2014, we maintained a $913.9 credit facility, comprising:

•	$225.0 million of revolving credit commitments, which expire on February 5, 2019;

•	$199.5 million of outstanding Term Loan C borrowings, which mature on January 31, 2015;

•	$240.0 million of outstanding Term Loan E borrowings, which mature on October 23, 2017; and

•	$249.4 million of outstanding Term Loan F borrowings, which mature on March 31, 2018.

As of June 30, 2014, we had $78.0 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $138.1 million of outstanding loans and $8.9 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement.

On February 5, 2014, we repaid $400.0 million under Term Loan C with proceeds from the new financings noted above and, in June 2014, we made a $4.5 repayment under Term Loan C with proceeds from borrowings under our revolving credit commitments. We plan to repay the remaining $199.5 million under Term Loan C on, or prior to, its scheduled maturity of January 31, 2015 through some combination of internally generated funds, borrowings under our revolving credit commitments, proceeds received from future financing transactions and funds made available to us by our parent, MCC.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2014 and 2013.

As of June 30, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of June 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.8%.

Senior Notes

As of June 30, 2014, we had $600 million of outstanding senior notes, comprising $350 million of 9 1⁄8% senior notes due August 2019 and $250 million of 7 1⁄4% senior notes due February 2022. Our senior notes are unsecured obligations, and the indentures limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2014, we were in compliance with all covenants under the indentures.

On July 16, 2014, we called for the full redemption of the 9 1⁄8% Notes on August 15, 2014. See Note 12.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $5.4 million and $5.3 million as of June 30, 2014 and December 31, 2013, respectively.

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

Fair Value

As of June 30, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013
9 1⁄8% senior notes due 2019	$368,375	$380,188
7 1⁄4% senior notes due 2022	273,125	266,250

Total senior notes	$641,500	$646,438

Bank credit facility	$826,065	$850,336

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership investment in Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2014 and 2013, and $9.0 million during each of the six months ended June 30, 2014 and 2013.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $3.5 million and $3.8 million during the six months ended June 30, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.2 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the FASB’s Accounting Standards Codification No. 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

We have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit as of October 1, 2013, which has negative equity carrying value, and do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2014.

12. SUBSEQUENT EVENTS

On July 16, 2014, we called for the full redemption of the 9 1⁄8% Notes, which have an aggregate principal amount outstanding of $350.0 million, on August 15, 2014. The 9 1⁄8% Notes will be redeemed at a price equal to $1,045.63 for each $1,000 principal amount outstanding, for an aggregate redemption price of $366.0 million. We intend to fund the redemption with net proceeds from the completion of our $350 million of term loan commitments received in June 2014 and borrowings under our existing revolving credit commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2014, we served approximately 404,000 video customers, 439,000 high-speed data (“HSD”) customers and 179,000 phone customers, aggregating 1.02 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

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

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 150Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

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

Video programming has represented our single largest expense in recent years, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We expect to experience high single- to low-double digit growth in video programming costs per video customer in 2014, similar to our experience in 2013. We also believe these expenses will continue to grow at a significant rate in the future because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Financings

On February 5, 2014, we entered into a new $225 million revolving credit facility, terminated our existing revolving credit commitments, and completed a new term loan in the aggregate principal amount of $250 million (the “new financings”). On the same date, we repaid $400 million of principal amount outstanding under an existing term loan with net proceeds from the new financings.

On June 23, 2014, we announced that we received commitments for $350 million of new term loans with a maturity of June 30, 2021.

On July 16, 2014, we called for the full redemption of our existing 9 1⁄8% senior notes due August 2019 (the “9 1⁄8% Notes”), which have an aggregate principal amount of $350 million, on August 15, 2014. We intend to fund the redemption with net proceeds from the completion of these new term loans and borrowings under our existing revolving credit commitments.

See “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Note 6 in our Notes to Consolidated Financial Statements.

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

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2014 compared to Three and Six Months Ended June 30, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three and six months ended June 30, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$178,843	$175,594	1.9%	$354,582	$346,613	2.3%
Costs and expenses:
Service costs	77,391	75,603	2.4%	154,039	151,725	1.5%
Selling, general and administrative expenses	30,918	30,328	1.9%	60,939	58,260	4.6%
Management fee expense	3,200	3,000	6.7%	6,400	6,000	6.7%
Depreciation and amortization	28,819	28,842	(0.1%)	57,550	57,157	0.7%

Operating income	38,515	37,821	1.8%	75,654	73,471	3.0%
Interest expense, net	(23,614)	(23,645)	(0.1%)	(47,516)	(47,260)	0.5%
Gain on derivatives, net	4,304	6,447	NM	8,620	11,127	NM
Investment income from affiliate	4,500	4,500	NM	9,000	9,000	NM
Other expense, net	(273)	(594)	NM	(654)	(1,016)	NM

Net income	$23,432	$24,529	(4.5%)	$45,104	$45,322	(0.5%)

OIBDA	$67,334	$66,663	1.0%	$133,204	$130,628	2.0%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
OIBDA	$67,334	$66,663	1.0%	$133,204	$130,628	2.0%
Depreciation and amortization	(28,819)	(28,842)	(0.1%)	(57,550)	(57,157)	0.7%

Operating income	$38,515	$37,821	1.8%	$75,654	$73,471	3.0%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three and six months ended, June 30, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Video	$87,801	$89,425	(1.8%)	$174,747	$176,548	(1.0%)
HSD	54,407	50,962	6.8%	107,753	100,762	6.9%
Phone	14,480	15,121	(4.2%)	28,810	30,015	(4.0%)
Business services	18,311	16,167	13.3%	35,987	32,034	12.3%
Advertising	3,844	3,919	(1.9%)	7,285	7,254	0.4%

Total	$178,843	$175,594	1.9%	$354,582	$346,613	2.3%

Average total monthly revenue per PSU (1)	$58.08	$56.77	2.3%	$57.68	$56.36	2.3%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	June 30,
	2014	2013	% Change
Video customers	404,000	434,000	(6.9%)
HSD customers	439,000	424,000	3.5%
Phone customers	179,000	174,000	2.9%

Primary service units (PSUs)	1,022,000	1,032,000	(1.0%)

Revenues increased 1.9% and 2.3% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues. Average total monthly revenue per PSU increased 2.3% to $58.08 and 2.3% to $57.68 for the three and six months ended June 30, 2014, respectively.

Video revenues declined 1.8% and 1.0% for the three and six months ended June 30, 2014 and 2013, respectively, mainly a result of a lower residential video customer base, mostly offset in part by rate adjustments and more customers taking advanced video services. We lost 9,000 video customers during the three months ended June 30, 2014, compared to a decline of 7,000 in the prior year period, and lost 13,000 video customers in the six months ended June 30, 2014, compared to a decline of 8,000 in the prior year period. As of June 30, 2014, we served 404,000 video customers, or 30.9% of our estimated homes passed. As of the same date, 61.0% of our video customers were digital customers, and 45.3% of our digital customers were taking our DVR service.

HSD revenues grew 6.8% and 6.9% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to higher equipment charges, customer growth and, to a much lesser extent, more customers taking our wireless home gateway service. We gained 1,000 HSD customers during the three months ended June 30, 2014, compared to an increase of 4,000 in the prior year period, and gained 8,000 HSD customers in the six months ended June 30, 2014, compared to an increase of 14,000 in the prior year period. As of June 30, 2014, we served 439,000 HSD customers, or 33.6% of our estimated homes passed, and 28.5% of our HSD customers took our wireless home gateway.

Phone revenues decreased 4.2% and 4.0% for the three and six months ended June 30, 2014 and 2013, respectively, largely a result of lower revenues per phone customer, offset in part by a larger residential phone customer base. We lost 1,000 phone customers during the three months ended June 30, 2014, compared to an increase of 5,000 in the prior year period, and had no change in phone customers during the six months ended June 30, 2014, compared to an increase of 8,000 in the prior year period. As of June 30, 2014, we served 179,000 phone customers, or 13.7% of our estimated homes passed.

Business services revenues rose 13.3% and 12.3% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to a larger commercial HSD and phone customer base.

Advertising revenues declined 1.9% for the three months ended June 30, 2014, as lower levels of automotive and other local advertising were mostly offset by higher levels of political advertising, and increased 0.4% for the six months ended June 30, 2014, as higher levels of political advertising were mostly offset by lower levels of local advertising.

Costs and Expenses

Service costs increased 2.4% and 1.5% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to higher programming and HSD delivery expenses, offset in part by lower phone service delivery expenses. Programming expenses increased 2.0% and 1.6% for the three and six months ended June 30, 2014 and 2013, respectively, mainly due to greater retransmission consent fees charged by local broadcasters and higher contractual rates charged by our programming vendors. HSD delivery expenses rose 32.5% and 30.4% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Phone delivery costs fell 13.7% and 14.5% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to lower connectivity costs and long distance rates. Service costs as a percentage of revenues were 43.3% and 43.1% for the three months ended June 30, 2014 and 2013, respectively, and 43.4% and 43.8% for the six months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expenses increased 1.9% and 4.6% for the three and six months ended June 30, 2014 and 2013, respectively, mainly due to higher bad debt, employee and marketing expenses. Bad debt expense rose 9.8% and 21.3% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to the aging of certain business customer accounts. Employee costs increased 2.8% and 3.5% for the three and six months ended June 30, 2014, respectively, mainly due to higher staffing levels. Marketing expenses grew 3.6% and 5.3% for the three and six months ended June 30, 2014, respectively, largely as a result of greater levels of direct mail marketing and online advertising, offset in part by a reduction in contracted direct sales marketing. Selling, general and administrative expenses as a percentage of revenues were 17.3% for each of the three months ended June 30, 2014 and 2013, and 17.2% and 16.8% for the six months ended June 30, 2014 and 2013, respectively.

Management fee expense grew 6.7% for each of the three and six months ended June 30, 2014 and 2013, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.7% for the three months ended June 30, 2014 and 2013, respectively, and 1.8% and 1.7% for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization was essentially unchanged and 0.7% higher for the three and six months ended June 30, 2014 and 2013, respectively, as the depreciation of customer premise equipment, investments in HSD bandwidth expansion and our business services offerings were substantially offset by certain assets becoming fully depreciated.

OIBDA

OIBDA grew 1.0% and 2.0% for the three and six months ended June 30, 2014 and 2013, respectively, as the increase in revenues and, to a much lesser extent, the decline in selling, general and administrative expenses were mostly offset by greater service costs.

Operating Income

Operating income grew 1.8% and 3.0% for the three and six months ended June 30, 2014, respectively, principally due to the growth in OIBDA.

Interest Expense, Net

Interest expense, net, declined 0.1% for the three months ended June 30, 2014, as lower average outstanding indebtedness during the period was mostly offset by a greater average cost of debt. Interest expense, net, increased 0.5% for the six months ended June 30, 2014, as a greater average cost of debt was mostly offset by lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As of June 30, 2014, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $900 million, of which $200 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $4.3 million and $6.4 million for the three months ended June 30, 2014 and 2013, respectively, and a net gain on derivatives of $8.6 million and $11.1 million for the six months ended June 30, 2014 and 2013, respectively.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2014 and 2013, and $9.0 million for each of the six months ended June 30, 2014 and 2013. This amount represents the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.3 million for the three months ended June 30, 2014, representing $0.1 million of revolving credit facility commitment fees and $0.2 million of other fees, and $0.7 million for the six months ended June 30, 2014, representing $0.4 million of commitment fees and $0.3 million of other fees.

Other expense, net, was $0.6 million for the three months ended June 30, 2013, representing $0.4 million of commitment fees and $0.2 million of other fees, and $1.0 million for the six months ended June 30, 2013, representing $0.7 million of commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $23.4 million and $24.5 million for the three months ended June 30, 2014 and 2013, respectively, and $45.1 million and $45.3 million for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $3.5 during the remainder of 2014, and the remaining $199.5 million balance under Term Loan C, which has a scheduled maturity of January 31, 2015. As of the same date, our sources of liquidity included $9.9 million of cash and $78.0 million of unused and available commitments under our $225.0 million revolving credit facility, after giving effect to $138.1 million of outstanding loans and $8.9 million of letters of credit issued to various parties as collateral.

On February 5, 2014, we repaid $400.0 million of principal amount outstanding under Term Loan C, and in June 2014, we made a $4.5 repayment under Term Loan C with proceeds from borrowings under our revolving credit commitments. As of June 30, 2014, the remaining balance under Term Loan C was $199.5 million. While there can be no assurance we can repay such remaining balance under Term Loan C prior to its scheduled maturity of January 31, 2015, we believe that cash generated by, or available to, us will be sufficient to meet this repayment and our other anticipated capital and liquidity needs for the foreseeable future. We intend to repay the full amount under Term Loan C on, or prior to, its scheduled maturity, through some combination of internally generated funds, borrowings under our revolving credit commitments, proceeds received from future financing transactions and funds made available to us by our parent, MCC.

In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, including the issuance of new term loans in 2014, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $86.6 million for the six months ended June 30, 2014, primarily due to OIBDA of $133.2 million and, to a much lesser extent, investment income from affiliate of $9.0 million, offset in part by interest expense of $47.5 million and the $9.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable to affiliates of $9.6 million, increases in accounts receivable from affiliates of $4.6 million and in prepaid expenses and other assets of $2.0 million, offset in part by a decline in accounts receivable, net, of $5.0 million, and increases in accounts payable, accrued expenses and other current liabilities of $1.2 million and in deferred revenue of $0.7 million.

Net cash flows provided by operating activities were $86.6 million for the six months ended June 30, 2013, primarily due to OIBDA of $130.6 million and, to a much lesser extent, investment income from affiliate of $9.0 million, offset in part by interest expense of $47.3 million and the $6.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable from affiliates of $5.3 million and, to a lesser extent, in prepaid expenses and other assets of $2.1 million and in accounts receivable, net, of $1.6 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $1.7 million and an increase in deferred revenue of $0.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $54.6 million for the six months ended June 30, 2014, comprising $56.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.1 million.

Net cash flows used in investing activities were $63.7 million for the six months ended June 30, 2013, comprising $64.4 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.7 million.

The $7.7 million decline in capital expenditures largely reflected reduced outlays for our all-digital video platform, HSD bandwidth expansion, and cell tower backhaul, offset in part by spending on our next-generation set-top which we introduced in late 2013.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $31.8 million for the six months ended June 30, 2014, comprising, $25.0 million of net repayments under the credit facility, $4.7 million of financing costs and $3.5 million of capital distributions to our parent, MCC, offset in part by $1.3 million of other financing activities. See “Capital Structure — 2014 Financings” below and Note 6 in our Notes to Consolidated Financial Statements for more information on such net repayments under the credit facility.

Net cash flows used in financing activities were $23.2 million for the six months ended June 30, 2013, comprising $20.0 million of net repayments under the credit facility and $3.8 million of capital distributions to our parent, MCC, offset in part by $0.6 million of other financing activities.

Capital Structure

As of June 30, 2014, our total indebtedness was $1.427 billion, of which approximately 91% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2014, we paid cash interest of $45.7 million, net of capitalized interest.

2014 Financings

On February 5, 2014, we entered into a new $225.0 million revolving credit facility (the “new revolver”), terminated our existing revolving credit commitments (the “old revolver”), and completed a new term loan in the aggregate principal amount of $250.0 million (“Term Loan F”). After giving effect to $4.7 million of financing costs, net proceeds of $245.3 million from Term Loan F, together with $161.0 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million principal amount outstanding under the old revolver.

On June 23, 2014, we announced that we received commitments for $350 million of new term loans with a maturity of June 30, 2021.

On July 16, 2014, we called for the full redemption of the 9 1⁄8% Notes, which have an aggregate principal amount outstanding of $350.0 million, on August 15, 2014. The 9 1⁄8% Notes will be redeemed at a price equal to $1,045.63 for each $1,000 principal amount outstanding, representing an aggregate redemption price of $366.0 million. We intend to fund the redemption with net proceeds from the completion of these new term loans and borrowings under our existing revolving credit commitments.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of June 30, 2014, we maintained a $913.9 million bank credit facility (the “credit facility”), comprising $688.9 million of term loans with maturities ranging from January 2015 to March 2018, and a $225.0 million revolving credit facility with a scheduled expiry of February 5, 2019. The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.8 to 1.0 and an interest coverage ratio of 3.1 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of June 30, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of June 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.8%.

Senior Notes

As of June 30, 2014, we had $600 million of outstanding senior notes, comprising $350 million of 9 1⁄8% senior notes due August 2019 and $250 million of 7 1⁄4% senior notes due February 2022.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook.

There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

Other than certain items which were updated in our quarterly report on Form 10-Q for the three months ended March 31, 2014, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2014, we determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2014.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2014.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 8, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 8, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements