Form 10-Q
period 2014-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2014-11-07
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition for residential and business customers from other providers including, but not limited to, direct broadcast satellite operators, local telephone companies, other cable providers, wireless communications companies and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, including retransmission consent fees, or to raise video rates to offset, in whole or in part, the effects of such cost increases;

•	our ability to further expand our Business Services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully and timely adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to access the capital and credit markets on favorable terms, if at all, to refinance future debt maturities or provide future funding for potential strategic transactions;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2013 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,513	$9,744
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,010	47,097	53,215
Prepaid expenses and other current assets	10,393	9,485

Total current assets	66,003	72,444
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,569,648 and $1,499,404	675,830	669,159
Franchise rights	614,731	614,731
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,278 and $118,271	24	31
Other assets, net of accumulated amortization of $7,570 and $11,553	16,195	15,662

Total assets	$1,546,694	$1,545,938

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$134,697	$149,058
Accounts payable - affiliates	6,922	9,628
Deferred revenue	28,200	27,706
Current portion of long-term debt	207,375	15,250

Total current liabilities	377,194	201,642
Long-term debt, less current portion	1,225,500	1,436,750
Other non-current liabilities	4,561	12,839

Total liabilities	1,607,255	1,651,231
Commitments and contingencies (Note 10)
MEMBER’S DEFICIT
Capital contributions	319,971	321,320
Accumulated deficit	(380,532)	(426,613)

Total member’s deficit	(60,561)	(105,293)

Total liabilities and member’s deficit	$1,546,694	$1,545,938

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$177,858	$176,596	$532,440	$523,209
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	79,481	75,869	233,520	227,594
Selling, general and administrative expenses	29,824	31,105	90,763	89,365
Management fee expense	2,700	3,200	9,100	9,200
Depreciation and amortization	29,557	29,211	87,107	86,368

Operating income	36,296	37,211	111,950	110,682
Interest expense, net	(21,052)	(23,845)	(68,568)	(71,105)
Gain on derivatives, net	5,075	2,835	13,695	13,962
Loss on early extinguishment of debt (Note 6)	(23,046)	—	(23,046)	—
Investment income from affiliate (Note 7)	4,500	4,500	13,500	13,500
Other expense, net	(796)	(638)	(1,450)	(1,654)

Net income	$977	$20,063	$46,081	$65,385

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,081	$65,385
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	87,107	86,368
Gain on derivatives, net	(13,695)	(13,962)
Amortization of deferred financing costs	2,895	2,373
Loss on early extinguishment of debt (Note 6)	7,047	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	6,118	(1,195)
Accounts receivable - affiliates	—	(7,087)
Prepaid expenses and other assets	(1,028)	(2,580)
Accounts payable, accrued expenses and other current liabilities	(10,168)	(9,273)
Accounts payable - affiliates	(2,706)	—
Deferred revenue	494	800
Other non-current liabilities	—	(23)

Net cash flows provided by operating activities	$122,145	$120,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(93,939)	$(95,578)
Change in accrued property, plant and equipment	388	717

Net cash flows used in investing activities	$(93,551)	$(94,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$939,739	$150,000
Repayment of bank debt	(608,864)	(175,000)
Redemption of senior notes	(350,000)	—
Capital distributions to parent (Note 8)	(3,500)	(3,800)
Capital distributions from parent (Note 8)	2,000	—
Financing costs	(9,878)	—
Other financing activities	678	1,104

Net cash flows used in financing activities	$(29,825)	$(27,696)

Net decrease in cash	(1,231)	(1,751)
CASH, beginning of period	9,744	9,394

CASH, end of period	$8,513	$7,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$82,302	$81,163

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $2.5 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $8.3 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) – Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification (“ASC”) includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2014 and December 31, 2013. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC No. 820 – Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2014, our interest rate swap liabilities, net, were valued at $16.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$16,293	$—	$16,293

Interest rate exchange agreements - liabilities, net	$—	$16,293	$—	$16,293

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

All of our interest rate swaps were in a liability position as of each of September 30, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of September 30, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $13.9 million and a long-term liability in other non-current liabilities of $2.4 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $19.4 million and a long-term liability in other non-current liabilities of $10.6 million.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $5.1 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and a net gain on derivatives of $13.7 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Cable systems, equipment and customer devices	$2,140,247	$2,059,980
Furniture, fixtures and office equipment	48,585	52,157
Vehicles	38,004	37,938
Buildings and leasehold improvements	17,061	16,907
Land and land improvements	1,581	1,581

Property, plant and equipment, gross	$2,245,478	$2,168,563
Accumulated depreciation	(1,569,648)	(1,499,404)

Property, plant and equipment, net	$675,830	$669,159

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Accounts payable - trade	$31,011	$24,282
Accrued programming costs	19,750	19,927
Accrued payroll and benefits	14,967	14,271
Accrued taxes and fees	14,701	16,115
Liabilities under interest rate exchange agreements	13,936	19,354
Advance customer payments	11,388	10,678
Accrued service costs	7,279	8,200
Accrued property, plant and equipment	4,311	3,923
Bank overdrafts (1)	3,703	2,866
Accrued interest	2,997	19,694
Accrued telecommunications costs	1,527	1,368
Other accrued expenses	9,127	8,380

Accounts payable, accrued expenses and other current liabilities	$134,697	$149,058

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of September 30, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	September 30,	December 31,
	2014	2013
Bank credit facility	$1,182,875	$852,000
9 1⁄8% senior notes due 2019	—	350,000
7 1⁄4% senior notes due 2022	250,000	250,000

Total debt	$1,432,875	$1,452,000
Less: current portion	207,375	15,250

Total long-term debt	$1,225,500	$1,436,750

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

Borrowings under the new revolver bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75% or the Prime Rate (subject to a minimum as provided in the credit agreement) plus a margin ranging from of 1.00% to 1.75%. Commitment fees on the unused portion of the new revolver are payable at a rate of 0.375% or 0.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement. The new revolver is scheduled to expire on February 5, 2019.

Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% or the Prime Rate (subject to a minimum as provided in the credit agreement) plus a margin of 1.50%. Term Loan F matures on March 31, 2018 and, since June 30, 2014, has been subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $240.6 million, representing 96.25% of the original principal amount.

On August 15, 2014, we entered into an incremental facility term loan agreement under the credit agreement that provided for a new $350.0 million term loan (“Term Loan G”) and, on the same date, borrowed the full amount under Term Loan G. After giving effect to $5.2 million of financing costs, net proceeds of $344.8 million were used to substantially fund the redemption of the entire $350 million principal amount outstanding under our existing 9 1⁄8% senior notes due August 2019 (“the 9 1⁄8% Notes”).

Borrowings under Term Loan G bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 3.00%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 2.00%, subject to a minimum Prime Rate of 1.75%. For any quarterly period ending on or after September 30, 2014 in which our operating subsidiaries’ total leverage ratio (as defined and calculated as provided in the credit agreement, giving pro forma effect to the borrowing of Term Loan G as if it occurred on July 1, 2014) is 3.5 to 1.0 or below, the margin on LIBOR and Prime Rate borrowings will be reduced to 2.75% and 1.75%, respectively. Term Loan G matures on June 30, 2021 and, commencing on December 31, 2014, is subject to quarterly principal reductions of $0.9 million, representing 0.25% of the original principal amount, with a final payment at maturity of $327.3 million, representing 93.50% of the original principal amount.

Bank Credit Facility

As of September 30, 2014, we maintained a $1.262 billion credit facility, comprising:

•	$225.0 million of revolving credit commitments, which expire on February 5, 2019;

•	$198.9 million of outstanding borrowings under Term Loan C, which matures on January 31, 2015;

•	$239.4 million of outstanding borrowings under Term Loan E, which matures on October 23, 2017;

•	$248.8 million of outstanding borrowings under Term Loan F, which matures on March 31, 2018; and

•	$350.0 million of outstanding borrowings under Term Loan G, which matures on June 30, 2021.

As of September 30, 2014, we had $70.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $145.9 million of outstanding loans and $8.9 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement.

On February 5, 2014, we repaid $400.0 million of principal amount outstanding under Term Loan C with proceeds from borrowings under Term Loan F and our revolving credit commitments, and in March, June and September 2014, we repaid $0.5 million, $4.5 million and $0.6 million, respectively, under Term Loan C with internally generated funds. We plan to repay the remaining $198.9 million balance under Term Loan C on, or prior to, its scheduled maturity of January 31, 2015 through some combination of internally generated funds, borrowings under our revolving credit commitments, proceeds received from future financing transactions and funds made available to us by our parent, MCC.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2014 and 2013.

As of September 30, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during December 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of September 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.5%.

Senior Notes

As of September 30, 2014, we had $250 million of outstanding senior notes, all of which comprised our 7 1⁄4% senior notes due February 2022 (the “7 1⁄4% Notes”). Our senior notes are unsecured obligations, and the indenture governing the 7 1⁄4% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2014, we were in compliance with all covenants under the indenture.

On July 16, 2014, we called for the redemption of the entire $350.0 million principal amount outstanding under the 9 1⁄8% Notes. On August 15, 2014, the 9 1⁄8% Notes were redeemed at a price equal to $1,045.63 for each $1,000 principal amount outstanding, for an aggregate redemption price of $366.0 million, which was funded with proceeds from the issuance of Term Loan G and borrowings under our revolving credit commitments. As a result of the redemption of the 9 1⁄8% Notes, we recorded in our consolidated statements of operations a loss on early extinguishment of debt of $23.0 million for the three and nine months ended September 30, 2014, which represented the $16.0 million redemption price paid above par and the write-off of $7.0 million of unamortized financing costs.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $2.8 million and $5.3 million as of September 30, 2014 and December 31, 2013, respectively.

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

Fair Value

As of September 30, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
9 1⁄8% senior notes due 2019	$—	$380,188
7 1⁄4% senior notes due 2022	263,125	266,250

Total senior notes	$263,125	$646,438

Bank credit facility	$1,160,751	$850,336

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150 million preferred membership investment in Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended September 30, 2014 and 2013, and $13.5 million during each of the nine months ended September 30, 2014 and 2013.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $2.0 million during the nine months ended September 30, 2014, and made capital distributions to parent in cash of $3.5 million and $3.8 million during the nine months ended September 30, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $2.7 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $9.1 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

We last evaluated the qualitative factors surrounding our Mediacom LLC reporting unit as of October 1, 2013, which has negative equity carrying value, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of September 30, 2014, we served approximately 396,000 video customers, 443,000 high-speed data (“HSD”) customers and 179,000 phone customers, aggregating 1.02 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

Our recent performance has been affected by softer than expected economic conditions in a post-recession period and significant video competition. We believe the slow economic recovery from the recession, including the uneven gains in consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. Recently, the overall focus in our residential services reflects a greater emphasis on higher quality customer relationships, concentrating sales and marketing more on single family homes, which we believe are more likely to purchase multiple services and stay with us longer. We have generally reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. Our recent introduction of next generation set-tops and an interactive guide are aimed at regaining video market share. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 150Mbps in substantially all of our service areas gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers and our wireless home gateway service.

Our residential phone service mainly competes with substantially comparable phone services offered by LECs and cellular phone services offered by national wireless providers. If we are unable to grow residential phone customers at a rate sufficient to offset unit pricing pressure caused by such competition, or at all, we may experience declines in phone revenues.

Our business services, including cell tower backhaul, largely compete with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are sensitive to the political election cycle, and we believe advertising revenues may increase for the full year 2014, as this is an election year.

Video programming has represented our single largest expense in recent years, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We expect to experience high single- to low-double digit growth in video programming costs per video customer in 2014, similar to our experience in 2013. We also believe these expenses will continue to grow at a significant rate in the future because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own or negotiate for multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Financings

On February 5, 2014, we entered into a new $225 million revolving credit facility, terminated our existing revolving credit commitments, and completed a new term loan in the aggregate principal amount of $250 million (“Term Loan F”). On the same date, we repaid $400 million of principal amount outstanding under an existing term loan with net proceeds from such new term loan and borrowings under our revolving credit commitments. On August 15, 2014, we completed a new term loan in the aggregate principal amount of $350 million (“Term Loan G”) and, on the same date, used the net proceeds to substantially fund the redemption of the entire $350 million principal amount outstanding under our 9 1⁄8% senior notes due August 2019 (the “9 1⁄8% Notes”). See “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Note 6 in our Notes to Consolidated Financial Statements.

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

HSD

HSD revenues primarily represent monthly subscription fees charged to residential HSD customers, which vary according to the level of HSD service and equipment taken.

Phone

Phone revenues principally represent monthly subscription fees charged to residential phone customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to medium- and large-sized businesses, governments and educational institutions, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs comprise video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

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

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses comprise call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$177,858	$176,596	0.7%	$532,440	$523,209	1.8%
Costs and expenses:
Service costs	79,481	75,869	4.8%	233,520	227,594	2.6%
Selling, general and administrative expenses	29,824	31,105	(4.1%)	90,763	89,365	1.6%
Management fee expense	2,700	3,200	(15.6%)	9,100	9,200	(1.1%)
Depreciation and amortization	29,557	29,211	1.2%	87,107	86,368	0.9%

Operating income	36,296	37,211	(2.5%)	111,950	110,682	1.1%
Interest expense, net	(21,052)	(23,845)	(11.7%)	(68,568)	(71,105)	(3.6%)
Gain on derivatives, net	5,075	2,835	NM	13,695	13,962	NM
Loss on early extinguishment of debt	(23,046)	—	NM	(23,046)	—	NM
Investment income from affiliate	4,500	4,500	NM	13,500	13,500	NM
Other expense, net	(796)	(638)	NM	(1,450)	(1,654)	NM

Net income	$977	$20,063	(95.1%)	$46,081	$65,385	(29.5%)

OIBDA	$65,853	$66,422	(0.9%)	$199,057	$197,050	1.0%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
OIBDA	$65,853	$66,422	(0.9%)	$199,057	$197,050	1.0%
Depreciation and amortization	(29,557)	(29,211)	1.2%	(87,107)	(86,368)	0.9%

Operating income	$36,296	$37,211	(2.5%)	$111,950	$110,682	1.1%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three and nine months ended, September 30, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Video	$86,374	$89,424	(3.4%)	$261,121	$265,972	(1.8%)
HSD	54,777	51,444	6.5%	162,530	152,206	6.8%
Phone	14,037	14,800	(5.2%)	42,847	44,815	(4.4%)
Business services	18,610	16,788	10.9%	54,597	48,822	11.8%
Advertising	4,060	4,140	(1.9%)	11,345	11,394	(0.4%)

Total	$177,858	$176,596	0.7%	$532,440	$523,209	1.8%

Average total monthly revenue per PSU (1)	$58.12	$57.15	1.7%	$57.86	$56.83	1.8%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	September 30,
	2014	2013	% Change
Video customers	396,000	425,000	(6.8%)
HSD customers	443,000	427,000	3.7%
Phone customers	179,000	176,000	1.7%

Primary service units (PSUs)	1,018,000	1,028,000	(1.0%)

Revenues increased 0.7% and 1.8% for the three and nine months ended September 30, 2014, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues, mostly offset by declines in video and, to a lesser extent, phone revenues. Average total monthly revenue per PSU increased 1.7% to $58.12 and 1.8% to $57.86 for the three and nine months ended September 30, 2014, respectively.

Video

Video revenues decreased 3.4% and 1.8% for the three and nine months ended September 30, 2014, respectively, mainly a result of residential video customer losses, offset in part by rate adjustments and, to a lesser extent, greater installation fee revenues. We lost 8,000 and 21,000 video customers during the three and nine months ended September 30, 2014, compared to declines of 9,000 and 17,000, respectively, in the comparable prior year periods. As of September 30, 2014, we served 396,000 video customers, or 30.3% of our estimated homes passed. As of the same date, 61.6% of our video customers were digital customers, and 46.9% of our digital customers took our DVR service.

HSD

HSD revenues grew 6.5% and 6.8% for the three and nine months ended September 30, 2014, respectively, primarily due to residential HSD customer growth and, to a much lesser extent, revenues from data usage overage charges, which were implemented in late 2013, and a greater number of customers taking our wireless home gateway service. We gained 4,000 and 12,000 HSD customers during the three and nine months ended September 30, 2014, respectively, compared to increases of 3,000 and 17,000, respectively, in the comparable prior year periods. As of September 30, 2014, we served 443,000 HSD customers, or 33.9% of our estimated homes passed, and 30.2% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues decreased 5.2% and 4.4% for the three and nine months ended September 30, 2014, respectively, principally due to lower revenues per phone customer. Phone customer growth was flat during the each of the three and nine months ended September 30, 2014, compared to increases of 2,000 and 10,000, respectively in the comparable prior year periods. As of September 30, 2014, we served 179,000 phone customers, or 13.7% of our estimated homes passed.

Business Services

Business services revenues rose 10.9% and 11.8% for the three and nine months ended September 30, 2014, respectively, principally due to small- to medium-sized commercial customer growth.

Advertising

Advertising revenues declined 1.9% and 0.4% for the three and nine months ended September 30, 2014, respectively, mainly due to lower levels of automotive and other local advertising.

Costs and Expenses

Service Costs

Service costs increased 4.8% for the three months ended September 30, 2014, primarily due to higher programming and field operating expenses. Programming expenses increased 3.8%, mainly due to higher contractual rates charged by our programming vendors and greater retransmission consent fees charged by local broadcasters, offset in part by video customer losses. Field operating expenses grew 7.5%, principally due to a greater use of outside contractors for customer installations. Service costs as a percentage of revenues were 44.7% and 43.0% for the three months ended September 30, 2014 and 2013, respectively.

Service costs increased 2.6% for the nine months ended September 30, 2014, principally due to higher programming and, to a lesser extent, HSD delivery expenses, offset in part by lower phone service delivery expenses. Programming expenses increased 2.3%, mainly due to greater retransmission consent fees charged by local broadcasters and higher contractual rates charged by our programming vendors, offset in part by video customer losses. HSD delivery expenses rose 24.0%, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Phone service delivery costs fell 14.3% principally due to lower connectivity costs and long distance rates. Service costs as a percentage of revenues were 43.9% and 43.5% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 4.1% for the three months ended September 30, 2014, mainly due to lower taxes and fees and, to a lesser extent, marketing and bad debt expenses. Taxes and fees fell 23.1%, primarily due to lower franchise fees associated with the decline in video revenues and decreased property taxes in certain of our service areas. Marketing expenses declined 5.5%, mainly due to reductions in retail marketing and telemarketing. Bad debt expense decreased 8.2%, principally due to a lower number of written off accounts. Selling, general and administrative expenses as a percentage of revenues were 16.8% and 17.6% for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expenses increased 1.6% for the nine months ended September 30, 2014, mainly due to higher bad debt, office and employee expenses, offset in part by lower taxes and fees. Bad debt expense rose 8.0%, principally due to the aging of certain business customer accounts. Office expenses grew 7.2%, primarily due to higher equipment maintenance and cleaning costs. Employee costs increased 2.1%, largely as a result of the re-designation of certain business services employees as service costs. Taxes and fees declined 7.8%, primarily due to lower franchise fees associated with the decline in video revenues and decreased property taxes in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 17.0% and 17.1% for the nine months ended September 30, 2014 and 2013, respectively.

Management Fee Expense

Management fee expense declined 15.6% and 1.1% for the three and nine months ended September 30, 2014, respectively, reflecting lower fees charged by MCC. Management fee expense as a percentage of revenues was 1.5% and 1.8% for the three months ended September 30, 2014 and 2013, respectively, and 1.7% and 1.8% for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization was 1.2% and 0.9% higher for the three and nine months ended September 30, 2014, respectively, as the depreciation of investments in customer premise equipment, HSD bandwidth expansion and our business services offerings were substantially offset by certain assets becoming fully depreciated.

OIBDA

OIBDA declined 0.9% for the three months ended September 30, 2014, as higher service costs were mostly offset by greater revenues and the decrease in selling, general and administrative expenses and, to a lesser extent, management fees.

OIBDA grew 1.0% for the nine months ended September 30, 2014, as the increase in revenues and, to a much lesser extent, the decline in selling, general and administrative expenses were mostly offset by greater service costs.

Operating Income

Operating income was 2.5% lower for the three months ended September 30, 2014, as a result of the decline in OIBDA and higher depreciation and amortization.

Operating income increased 1.1% for the nine months ended September 30, 2014, as the growth in OIBDA was offset in part by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, fell 11.7% and 3.6% for the three and nine months ended September 30, 2014, respectively, mainly due to lower average outstanding indebtedness and, for the three months ended September 30, 2014, a lower cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $5.1 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $13.7 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $23.0 million for the three and nine months ended September 30, 2014, which represented the $16.0 million redemption price paid above par and the write-off of $7.0 million of unamortized financing costs associated with the 9 1⁄8% Notes.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2014 and 2013, and $13.5 million for each of the nine months ended September 30, 2014 and 2013. These amounts represent the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.8 million for the three months ended September 30, 2014, representing $0.4 million of commitment fees related to the delayed funding of Term Loan G, $0.1 million of revolving credit commitment fees and $0.3 million of other fees, and $0.6 million for the three months ended September 30, 2013, representing $0.4 million of revolving credit commitment fees and $0.2 million of other fees.

Other expense, net, was $1.5 million for the nine months ended September 30, 2014, representing $0.5 million of revolving credit commitment fees, $0.4 million of commitment fees related to the delayed funding of Term Loan G and $0.6 million of other fees, and $1.7 million for the nine months ended September 30, 2013, representing $1.0 million of revolving credit commitment fees and $0.7 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $1.0 million and $20.1 million for the three months ended September 30, 2014 and 2013, respectively, and $46.1 million and $65.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of September 30, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $2.6 million during the remainder of 2014, and the remaining $198.9 million balance under Term Loan C, which has a scheduled maturity of January 31, 2015. As of the same date, our sources of liquidity included $8.5 million of cash and $70.2 million of unused and available commitments under our $225.0 million revolving credit facility, after giving effect to $145.9 million of outstanding loans and $8.9 million of letters of credit issued to various parties as collateral.

On February 5, 2014, we repaid $400.0 million of principal amount outstanding under Term Loan C with proceeds from borrowings under a new term loan and our revolving credit commitments, and in March, June and September 2014, we repaid $0.5 million, $4.5 million and $0.6 million, respectively, under Term Loan C with internally generated funds. As of September 30, 2014, the remaining balance under Term Loan C was $198.9 million.

We plan to repay the remaining balance under Term Loan C on, or prior to, its scheduled maturity of January 31, 2015 through some combination of internally generated funds, borrowings under our revolving credit commitments, proceeds received from future financing transactions and funds made available to us by our parent, MCC.

We believe that cash generated by, or available to, us will be sufficient to meet our other anticipated capital and liquidity needs, including the repayment of the remaining balance under Term Loan C, for the next twelve months. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, including the issuance of new term loans in 2014, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $122.1 million for the nine months ended September 30, 2014, primarily due to OIBDA of $199.1 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $68.6 million and the $7.3 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to decreases in accounts payable, accrued expenses and other current liabilities of $10.2 million, in accounts payable to affiliates of $2.7 million and an increase in prepaid expenses and other assets of $1.0 million, offset in part by a decline in accounts receivable, net, of $6.1 million and an increase in deferred revenue of $0.5 million.

Net cash flows provided by operating activities were $120.8 million for the nine months ended September 30, 2013, primarily due to OIBDA of $197.1 million and, to a much lesser extent, investment income from affiliate of $13.5 million, offset in part by interest expense of $71.1 million and the $19.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $9.3 million and increases in accounts receivable from affiliates of $7.1 million, in prepaid expenses and other assets of $2.6 million and in accounts receivable, net, of $1.2 million, offset in part by an increase in deferred revenue of $0.8 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $93.6 million for the nine months ended September 30, 2014, comprising $93.9 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.3 million.

Net cash flows used in investing activities were $94.9 million for the nine months ended September 30, 2013, comprising $95.6 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.7 million.

The $1.7 million decline in capital expenditures largely reflected reduced outlays for the conversion to all-digital video platform and cell tower backhaul, mostly offset by greater spending on our next-generation set-top and HSD bandwidth expansion.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $29.8 million for the nine months ended September 30, 2014, comprising the $350.0 million redemption of senior notes, $9.9 million of financing costs and $3.5 million of capital distributions to our parent, MCC, offset in part by $330.9 million of net borrowings under the credit facility, including the funding of Term Loan G, $2.0 million of capital contributions from our parent, MCC, and $0.7 million of other financing activities. See “Capital Structure — 2014 Financings” below and Note 6 in our Notes to Consolidated Financial Statements for more information on such redemption of senior notes and net borrowings under the credit facility.

Net cash flows used in financing activities were $27.7 million for the nine months ended September 30, 2013, comprising $25.0 million of net repayments under the credit facility and $3.8 million of capital distributions to our parent, MCC, offset in part by $1.1 million of other financing activities.

Capital Structure

As of September 30, 2014, our total indebtedness was $1.433 billion, of which approximately 66% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the nine months ended September 30, 2014, we paid cash interest of $82.3 million, net of capitalized interest.

2014 Financings

On February 5, 2014, we entered into a new $225.0 million revolving credit facility (the “new revolver”), terminated our existing revolving credit commitments (the “old revolver”), and completed Term Loan F in the aggregate principal amount of $250.0 million. After giving effect to $4.7 million of financing costs, net proceeds of $245.3 million from Term Loan F, together with $161.0 million of borrowings under the new revolver, were used to repay $400.0 million of the principal amount outstanding under the existing Term Loan C and the entire $6.3 million principal amount outstanding under the old revolver.

On July 16, 2014, we called for the redemption of the entire $350.0 million principal amount outstanding under the 9 1⁄8% Notes. On August 15, 2014, we completed Term Loan G in the aggregate principal amount of $350.0 million and, on the same date, after giving effect to $5.2 million of financing costs, net proceeds of $344.8 million from Term Loan G were used to substantially fund the redemption of the 9 1⁄8% Notes. The 9 1⁄8% Notes were redeemed at a price equal to $1,045.63 for each $1,000 principal amount outstanding, for an aggregate redemption price of $366.0 million.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of September 30, 2014, we maintained a $1.262 billion bank credit facility (the “credit facility”), comprising $1.037 billion of term loans with maturities ranging from January 2015 to June 2021, and a $225.0 million revolving credit facility with a scheduled expiry of February 5, 2019. The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 4.1 to 1.0 and an interest coverage ratio of 3.3 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of September 30, 2014, we had interest rate swaps that fixed the variable rate of $700 million of borrowings at a rate of 3.0%, of which $400 million and $300 million expire during December 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings at a rate of 3.0% for a one year period commencing December 2014.

As of September 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.5%.

Senior Notes

As of September 30, 2014, we had $250 million of outstanding senior notes, all of which comprised our 7 1⁄4% senior notes due February 2022 (the “7 1⁄4% Notes”).

Our senior notes are unsecured obligations, and the indenture governing our 7 1⁄4% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2014, we were in compliance with covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 5.1 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

Contractual Obligations and Commercial Commitments

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments, on an adjusted basis, for the periods subsequent to September 30, 2014 and thereafter per the items noted in “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled	Interest
	Debt Maturities	Expense(1)	Total
October 1, 2014 – December 31, 2014	$2,636	$18,132	$20,768
January 1, 2015 – December 31, 2016	215,364	111,100	326,464
January 1, 2017 – December 31, 2018	483,875	83,446	567,321
Thereafter	731,000	88,055	819,055

Total cash obligations	$1,432,875	$300,733	$1,733,608

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2014, and the average interest rates applicable under such debt obligations. Interest expense amounts are net of capitalized interest expense.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) and ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom LLC reporting unit, which has negative equity carrying value. We last evaluated the qualitative factors surrounding our Mediacom LLC reporting unit as of October 1, 2013, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time and, as such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of September 30, 2014.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2014.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Incremental Facility Agreement, dated as of August 15, 2014, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

November 7, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 7, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Incremental Facility Agreement, dated as of August 15, 2014, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements