Form 10-Q
period 2015-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2015-08-07
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•

increased levels of competition for residential and business customers from other providers, including but not limited to direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;
•

the continued increases in video programming costs, and our ability to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees, without a significant adverse effect on our business;

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,685	$8,720
Accounts receivable, net of allowance for doubtful accounts of $2,584 and $2,135	40,508	45,712
Accounts receivable - affiliates	2,669	—
Prepaid expenses and other current assets	11,227	8,142
Total current assets	65,089	62,574
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,636,697 and $1,592,999	678,181	672,832
Franchise rights	614,731	614,731
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,283 and $118,279	18	22
Other assets, net of accumulated amortization of $10,353 and $8,343	17,352	15,288
Total assets	$1,549,282	$1,539,358

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$127,015	$130,706
Accounts payable - affiliates	—	1,463
Deferred revenue	29,344	28,115
Current portion of long-term debt	8,500	8,500
Total current liabilities	164,859	168,784
Long-term debt, less current portion	1,209,500	1,246,500
Other non-current liabilities	1,859	1,859
Total liabilities	1,376,218	1,417,143

Commitments and contingencies (Note 10)

MEMBER'S EQUITY
Capital contributions	463,577	473,609
Accumulated deficit	(290,513)	(351,394)
Total member's equity	173,064	122,215
Total liabilities and member's equity	$1,549,282	$1,539,358

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$185,619	$178,843	$365,663	$354,582
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	81,376	77,391	162,020	154,039
Selling, general and administrative expenses	30,139	30,918	58,983	60,939
Management fee expense	3,250	3,200	6,500	6,400
Depreciation and amortization	29,927	28,819	59,821	57,550
Operating income	40,927	38,515	78,339	75,654
Interest expense, net	(15,903)	(23,614)	(31,881)	(47,516)
Gain on derivatives, net	3,343	4,304	5,921	8,620
Investment income from affiliate (Note 7)	4,500	4,500	9,000	9,000
Other expense, net	(269)	(273)	(498)	(654)
Net income	$32,598	$23,432	$60,881	$45,104

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,881	$45,104
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	59,821	57,550
Gain on derivatives, net	(5,921)	(8,620)
Amortization of deferred financing costs	1,445	1,968
Changes in assets and liabilities:
Accounts receivable, net	5,204	4,975
Accounts receivable - affiliates	(2,669)	(4,632)
Prepaid expenses and other assets	(4,273)	(1,975)
Accounts payable, accrued expenses and other current liabilities	(2,029)	1,179
Accounts payable - affiliates	(1,463)	(9,628)
Deferred revenue	1,229	680
Net cash flows provided by operating activities	$112,225	$86,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(64,610)	$(56,653)
Change in accrued property, plant and equipment	3,457	2,072
Proceeds from sale of assets	77	—
Acquisition of other intangible assets	(1,249)	—
Net cash flows used in investing activities	$(62,325)	$(54,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$87,125	$514,739
Repayment of bank debt	(124,125)	(539,739)
Capital distributions to parent (Note 8)	(10,100)	(3,500)
Financing costs	—	(4,668)
Other financing activities	(835)	1,328
Net cash flows used in financing activities	$(47,935)	$(31,840)
Net increase in cash	1,965	180
CASH, beginning of period	8,720	9,744
CASH, end of period	$10,685	$9,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$30,472	$45,712

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $3.1 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $6.1 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) - Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB deferred the effective date by one year (effective for annual reporting periods beginning after December 15, 2017). The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We expect to reclassify approximately $12.6 million from other assets, net to long-term debt as a result of this new guidance (based upon amounts as of June 30, 2015).

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”).  The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.  Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.   We have not completed our assessment of the impact ASU 2015-05 will have on our results of operations, financial position or cash flows.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach.  Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 – Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,637	$—	$1,637
Liabilities
Interest rate exchange agreements	$—	$7,477	$—	$7,477

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$11,761	$—	$11,761

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

As of June 30, 2015, we recorded a long-term asset in other assets, net, of $1.6 million and a current liability in accounts payable, accrued expenses and other current liabilities of $7.5 million. As of December 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $11.8 million. As of both June 30, 2015 and December 31, 2014, there was no current asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $3.3 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and a net gain on derivatives of $5.9 million and $8.6 million during the six months ended June 30, 2015 and 2014, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Cable systems, equipment and customer devices	$2,210,803	$2,161,767
Furniture, fixtures and office equipment	47,520	47,524
Vehicles	37,824	37,831
Buildings and leasehold improvements	17,181	17,159
Land and land improvements	1,550	1,550
Property, plant and equipment, gross	$2,314,878	$2,265,831
Accumulated depreciation	(1,636,697)	(1,592,999)
Property, plant and equipment, net	$678,181	$672,832

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Accounts payable - trade	$27,266	$28,238
Accrued programming costs	21,385	19,966
Accrued payroll and benefits	14,931	12,090
Accrued taxes and fees	12,820	15,767
Liabilities under interest rate exchange agreements	7,477	11,761
Advance customer payments	7,467	10,922
Accrued interest	7,212	7,247
Accrued property, plant and equipment	7,043	3,586
Accrued service costs	6,058	6,685
Bank overdrafts (1)	2,987	3,822
Accrued telecommunications costs	1,716	1,055
Other accrued expenses	10,653	9,567
Accounts payable, accrued expenses and other current liabilities	$127,015	$130,706

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Bank credit facility	$968,000	$1,005,000
7¼% senior notes due 2022	250,000	250,000
Total debt	$1,218,000	$1,255,000
Less: current portion	8,500	8,500
Total long-term debt, less current portion	$1,209,500	$1,246,500

Bank Credit Facility

As of June 30, 2015, we maintained a $1.057 billion bank credit facility (the “credit facility”), comprising:

•	$225.0 million of revolving credit commitments, which expire on February 5, 2019;
•	$237.5 million of outstanding borrowings under Term Loan E, which mature on October 23, 2017;
•	$246.9 million of outstanding borrowings under Term Loan F, which mature on March 31, 2018; and
•	$347.4 million of outstanding borrowings under Term Loan G, which mature on June 30, 2021.

As of June 30, 2015, we had $79.5 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $136.3 million of outstanding loans and $9.2 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2015, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2015 and 2014.

As of June 30, 2015, we had interest rate swaps that fixed the variable rate portion of $500 million of borrowings at 2.7%, all of which are scheduled to expire during December 2015. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate portion of $300 million of borrowings at 1.5% for a three year period commencing December 2015.

As of June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.3%.

Senior Notes

As of June 30, 2015, we had $250 million of outstanding senior notes, all of which comprised our 7¼% senior notes due February 2022 (the “7¼% Notes”). Our senior notes are unsecured obligations, and the indenture governing the 7¼% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2015, we were in compliance with all covenants under the indenture.

Other Assets

As of June 30, 2015 and December 31, 2014, other assets, net, substantially comprised of financing costs and original issue discount (“OID”) incurred to raise debt, which are deferred and amortized through interest expense over the scheduled term of such debt issuances. OID, as recorded in other assets, net, was $2.3 million and $2.6 million as of June 30, 2015 and December 31, 2014, respectively.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B by S&P, all with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
7¼% senior notes due 2022	263,125	268,125
Total senior notes	$263,125	$268,125
Bank credit facility	$965,144	$985,752

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150.0 million preferred membership investment in the operating subsidiaries of Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2015 and 2014, and $9.0 million during each of the six months ended June 30, 2015 and 2014.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $10.1 million and no capital contributions from parent were made during the six months ended June 30, 2015.  We made capital distributions to parent of $3.5 million and no capital contributions from parent during the six months ended June 30, 2014.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.3 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

We last evaluated the factors surrounding our Mediacom LLC reporting unit as of October 1, 2014 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2015.

During the six months ended June 30, 2015, we acquired various intellectual property rights for approximately $1.2 million, which are recorded in other assets, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2015 and 2014, and with our annual report on Form 10-K for the year ended December 31, 2014.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of June 30, 2015, we served approximately 385,000 video customers, 466,000 high-speed data (“HSD”) customers and 187,000 phone customers, aggregating 1.04 million primary service units (“PSUs”).

We offer video, HSD and phone services to residential and small- to medium-sized business customers over our hybrid fiber and coaxial cable network. We believe our customers prefer the cost savings of the bundled services we offer and the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless providers, and sell advertising time to local, regional and national advertisers.

We believe the historically slower economic recovery from the recession, including uneven gains in employment, consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales activity for all of our residential services in our markets, which has negatively impacted our residential customer and revenue growth. While we expect improvement as the economy strengthens, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming, which we believe has contributed to residential video customer losses. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. In late 2013, we introduced a next generation set-top, with the TiVo guide, which we believe has contributed to, and will continue to contribute to, reduced video customer losses and gains in market share of new connects. If we are unsuccessful with this strategy or we are unable to offset residential video customer losses through rate adjustments and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service primarily competes with digital subscriber line (“DSL”) services offered by local phone companies. In approximately 14% of our homes passed, these phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) delivery system, allowing them to offer bundles of video, HSD and phone similar to ours. As consumers’ bandwidth requirements continue to rapidly increase, we believe our ability to offer a HSD service with downstream speeds of up to 150 megabits per second gives us a competitive advantage compared to the lower speed DSL service offered by the local phone companies in most of our service areas. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher speed HSD tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe phone revenues may continue to decline if we are unable to offset unit pricing pressure with residential phone customer growth.

Our business services predominantly compete with local phone companies. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue through small-to medium-sized commercial HSD and phone customer growth. Our cell tower backhaul business, which has contributed to meaningful business services revenue growth in prior years, will likely experience relatively flat revenues in 2015 as certain wireless carriers have delayed some of their network upgrades.

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast and cable networks, radio, newspapers, magazines, outdoor displays and Internet sites. Competition has increased and will likely continue to increase as new formats for advertising seek business from the same advertisers.

Historically, video programming has been and continues to be, our single largest expense, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate, compared to the prior year, because of the demands of large media conglomerates or other owners of most of the popular cable networks and major local broadcast stations, and of large independent television broadcast groups, that own or control a significant number of local broadcast groups, and in some cases, own, control or otherwise represent multiple stations in the same market. In certain instances where we have been unable to reach an agreement with a programmer prior to the expiration of an existing contract, the programmer has required us to remove their content until we have entered into a new agreement, typically on unfavorable terms to us. Many owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks. As carriage of such networks is generally required to receive a programmer’s full suite of networks and stations, this has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending on Internet advertising. While such growth in programming expenses can be offset, in whole or in part, by rate adjustments, such adjustments may adversely affect video customer retention, and we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Revenues

Video

Video revenues primarily represent monthly subscription and equipment fees charged to residential customers, which vary according to the level of video service and number of set-tops taken, and revenue from the sale of video-on-demand content and pay-per-view events.

HSD

HSD revenues primarily represent monthly subscription and equipment fees charged to residential customers, which vary according to the level of HSD service taken.

Phone

Phone revenues principally represent monthly subscription and equipment fees charged to residential customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to small- to medium-sized customers for commercial video, HSD and phone service, and to medium- to large-sized businesses, governments and educational institutions for enterprise class services, including revenues from cell tower backhaul.

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

We believe programming costs, which are generally paid on a per video customer basis, will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$185,619	$178,843	3.8%	$365,663	$354,582	3.1%
Costs and expenses:
Service costs	81,376	77,391	5.1%	162,020	154,039	5.2%
Selling, general and administrative expenses	30,139	30,918	(2.5%)	58,983	60,939	(3.2%)
Management fee expense	3,250	3,200	1.6%	6,500	6,400	1.6%
Depreciation and amortization	29,927	28,819	3.8%	59,821	57,550	3.9%
Operating income	40,927	38,515	6.3%	78,339	75,654	3.5%
Interest expense, net	(15,903)	(23,614)	(32.7%)	(31,881)	(47,516)	(32.9%)
Gain on derivatives, net	3,343	4,304	NM	5,921	8,620	NM
Investment income from affiliate	4,500	4,500	NM	9,000	9,000	NM
Other expense, net	(269)	(273)	NM	(498)	(654)	NM
Net income	$32,598	$23,432	39.1%	$60,881	$45,104	35.0%
OIBDA	$70,854	$67,334	5.2%	$138,160	$133,204	3.7%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
OIBDA	$70,854	$67,334	5.2%	$138,160	$133,204	3.7%
Depreciation and amortization	(29,927)	(28,819)	3.8%	(59,821)	(57,550)	3.9%
Operating income	$40,927	$38,515	6.3%	$78,339	$75,654	3.5%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Video	$88,865	$87,801	1.2%	$175,156	$174,747	0.2%
HSD	59,500	54,407	9.4%	116,943	107,753	8.5%
Phone	13,448	14,480	(7.1%)	26,989	28,810	(6.3%)
Business services	20,032	18,311	9.4%	39,615	35,987	10.1%
Advertising	3,774	3,844	(1.8%)	6,960	7,285	(4.5%)
Total revenues	$185,619	$178,843	3.8%	$365,663	$354,582	3.1%
Average total monthly revenue per PSU (1)	$59.69	$58.08	2.8%	$59.20	$57.68	2.6%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	June 30,
	2015	2014	% Change
Video customers	385,000	404,000	(4.7%)
HSD customers	466,000	439,000	6.2%
Phone customers	187,000	179,000	4.5%
Primary service units (PSUs)	1,038,000	1,022,000	1.6%

Revenues increased 3.8% and 3.1% for the three and six months ended June 30, 2015, respectively, principally due to greater HSD revenues and, to a lesser extent, business services and video revenues, offset in part by declines in phone revenues.

Video

Video revenues increased 1.2% and 0.2% for the three and six months ended June 30, 2015, respectively, largely a result of rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sports networks, mostly offset by residential customer losses since the prior year periods. We lost 4,000 and 5,000 video customers during the three and six months ended June 30, 2015, respectively, compared to decreases of 9,000 and 13,000 in the comparable prior year periods. As of June 30, 2015, we served 385,000 video customers, or 29.2% of our estimated homes passed, and 32.6% of our video customers took our DVR service.

HSD

HSD revenues grew 9.4% and 8.5% for the three and six months ended June 30, 2015, respectively, primarily due to higher rates per HSD customer, as more customers take faster speed tiers, and residential customer growth since the prior year periods. We gained 6,000 and 17,000 HSD customers during the three and six months ended June 30, 2015, respectively, compared to increases of 1,000 and 8,000 in the comparable prior year periods. As of June 30, 2015, we served 466,000 HSD customers, or 35.4% of our estimated homes passed, and 34.7% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 7.1% and 6.3% for the three and six months ended June 30, 2015, respectively, predominantly due to lower revenues per residential phone customer resulting from greater levels of discounted pricing, offset in part by residential customer growth since the prior year periods. We gained 1,000 and 5,000 phone customers during the three and six months ended June 30, 2015, respectively, compared to a decrease of 1,000 and no change in the comparable prior year periods. As of June 30, 2015, we served 187,000 phone customers, or 14.2% of our estimated homes passed.

Business Services

Business services revenues rose 9.4% and 10.1% for the three and six months ended June 30, 2015, respectively, primarily due to growth in small- to medium-sized commercial customers since the prior year periods.

Advertising

Advertising revenues decreased 1.8% and 4.5% for the three and six months ended June 30, 2015, respectively, mainly due to a decline in revenue from third-party contracts and lower levels of automotive and other local advertising, partially offset by greater digital advertising revenues.

Costs and Expenses

Service Costs

Service costs increased 5.1% and 5.2% for the three and six months ended June 30, 2015, respectively, principally due to higher video programming expenses. Programming expenses grew 8.5% and 7.6% for the three and six months ended June 30, 2015, respectively, mainly due to higher fees associated with the renewal of programming contracts for certain sports and other popular cable networks and for local broadcast stations, and contractual increases under existing carriage agreements, offset in part by video customer losses since the prior year periods. Service costs as a percentage of revenues were 43.8% and 43.3% for the three months ended June 30, 2015 and 2014, respectively, and 44.3% and 43.4% for the six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 2.5% for the three months ended June 30, 2015, mainly due to lower employee and, to a lesser extent, bad debt expenses, offset in part by higher marketing costs. Employee costs decreased 9.6%, predominantly due to adjustments related to workers compensation insurance in the current period. Bad debt expense fell 10.7%, principally due to a lower number of written off accounts. Marketing costs increased 6.2%, primarily due to advertising costs associated with a rebranding campaign. Selling, general and administrative expenses as a percentage of revenues were 16.2% and 17.3% for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses declined 3.2% for the six months ended June 30, 2015, largely due to decreased employee costs and bad debt expenses. Employee costs decreased 6.6%, mainly as a result of lower staffing levels and adjustments related to workers compensation insurance in the current period. Bad debt expense fell 17.1%, primarily due to a lower number of written off accounts. Selling, general and administrative expenses as a percentage of revenues were 16.1% and 17.2% for the six months ended June 30, 2015 and 2014, respectively.

Management Fee Expense

Management fee expense increased 1.6% for each of the three and six months ended June 30, 2015, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% for each of the three and six months ended June 30, 2015 and 2014.

Depreciation and Amortization

Depreciation and amortization was 3.8% and 3.9% higher for the three and six months ended June 30, 2015, respectively, mainly due to greater depreciation of customer premise equipment and investments in HSD bandwidth expansion and business support, largely offset by older network assets becoming fully depreciated.

OIBDA

OIBDA grew 5.2% and 3.7% for the three and six months ended June 30, 2015, respectively, as the increase in revenues was offset in part by higher programming costs.

Operating Income

Operating income increased 6.3% and 3.5% for the three and six months ended June 30, 2015, respectively, as the growth in OIBDA was offset in part by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, fell 32.7% and 32.9% for the three and six months ended June 30, 2015, respectively, mainly due to a lower average cost of debt and, to a lesser extent, lower average outstanding indebtedness.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $3.3 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2015 and 2014, and $9.0 million for each of the six months ended June 30, 2015 and 2014. These amounts represent the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.3 million for the three months ended June 30, 2015, representing $0.1 million of revolving credit commitment fees and $0.2 million of other fees, and $0.3 million for the three months ended June 30, 2014, representing $0.1 million of revolving credit commitment fees and $0.2 million of other fees.

Other expense, net, was $0.5 million for the six months ended June 30, 2015, representing $0.3 million of revolving credit commitment fees and $0.2 million of other fees, and $0.7 million for the six months ended June 30, 2014, representing $0.4 million of revolving credit commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $32.6 million and $23.4 million for the three months ended June 30, 2015 and 2014, respectively, and $60.9 million and $45.1 million for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2015, our near-term liquidity requirements included term loan principal repayments of $4.3 million during the remainder of 2015 and $8.5 million during 2016. As of the same date, our sources of liquidity included $10.7 million of cash and $79.5 million of unused and available commitments under our $225.0 million revolving credit facility, after giving effect to $136.3 million of outstanding loans and $9.2 million of letters of credit issued to various parties as collateral.

We believe that cash generated by, or available to, us will be sufficient to meet our anticipated capital and liquidity needs for the foreseeable future. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $112.2 million for the six months ended June 30, 2015, primarily due to OIBDA of $138.2 million and, to a much lesser extent, investment income from affiliate of $9.0 million, offset in part by interest expense of $31.9 million and the $4.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses and other assets of $4.3 million and in accounts receivables from affiliates of $2.7 million, and decreases in accounts payable, accrued expenses and other current liabilities of $2.0 million and in accounts payable to affiliates of $1.4 million, offset in part by declines in accounts receivable, net, of $5.2 million, and an increase in deferred revenue of $1.2 million.

Net cash flows provided by operating activities were $86.6 million for the six months ended June 30, 2014, primarily due to OIBDA of $133.2 million and, to a much lesser extent, investment income from affiliate of $9.0 million, offset in part by interest expense of $47.5 million and the net change in our operating assets and liabilities of $9.4 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable to affiliates of $9.6 million and increases in accounts receivables from affiliates of $4.6 million and in prepaid expenses and other assets of $2.0 million, offset in part by a decline in accounts receivable, net, of $5.0 million and an increase in accounts payables, accrued expenses and other current liabilities of $1.2 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $62.3 million for the six months ended June 30, 2015, substantially comprising $64.6 million of capital expenditures and $1.2 million of acquisitions of other intangible assets, slightly offset by a net change in accrued property, plant and equipment of $3.5 million.

Net cash flows used in investing activities were $54.6 million for the six months ended June 30, 2014, comprising $56.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.1 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change
Customer premise equipment	$33,201	$29,957	$3,244
Enterprise networks	3,427	3,981	(554)
Scalable infrastructure	9,469	9,553	(84)
Line extensions	3,434	2,041	1,393
Upgrade / rebuild	10,542	7,785	2,757
Support capital	4,537	3,336	1,201
Total capital expenditures	$64,610	$56,653	$7,957

The increase in capital expenditures largely reflects greater spending on our next-generation set-top, and the expansion of our fiber network.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $47.9 million for the six months ended June 30, 2015, comprising $37.0 million of net repayments under the credit facility, $10.1 million of capital distributions to our parent, MCC, and $0.8 million of other financing activities.

Net cash flows used by financing activities were $31.8 million for the six months ended June 30, 2014, comprising $25.0 million of net repayments under the credit facility, $4.7 million of financing costs and $3.5 million of capital distributions to our parent, MCC, offset in part by $1.3 million of other financing activities.

Capital Structure

As of June 30, 2015, our total indebtedness was $1.218 billion, of which approximately 62% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2015, we paid cash interest of $30.5 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2015, we maintained a $1.057 billion bank credit facility (the “credit facility”), comprising $831.8 million of term loans with maturities ranging from October 2017 to June 2021, and a $225.0 million revolving credit facility which is scheduled to expire in February 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.1 to 1.0 and an interest coverage ratio of 4.7 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

We have current interest rate swaps that fix the variable rate portion of $500 million of borrowings at 2.7%, all of which are scheduled to expire during December 2015. We also have forward starting interest rate swaps that will fix the variable rate portion of $400 million of borrowings at 1.5% for a three year period commencing in December 2015.

As of June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.3%.

Senior Notes

As of June 30, 2015, we had $250 million of outstanding senior notes, all of which comprised our 7¼% senior notes due February 2022 (the “7¼% Notes”).

Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2015, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 4.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B by S&P, all with stable outlooks.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2015.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2015.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

101

The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 7, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 7, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101

The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Notes to Consolidated Financial Statements