Form 10-Q
period 2016-06-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2016-08-05
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$8,557	$8,446
Accounts receivable, net of allowance for doubtful accounts of $2,458 and $2,267	42,743	42,576
Accounts receivable - affiliates	10,878	2,970
Prepaid expenses and other current assets	15,949	10,779
Total current assets	78,127	64,771
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,710,702 and $1,671,048	707,011	689,897
Franchise rights	614,731	614,731
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,299 and $118,291	43	51
Other assets, net of accumulated amortization of $1,695 and $1,366	5,270	6,940
Total assets	$1,579,093	$1,550,301

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$129,435	$126,410
Deferred revenue	30,847	29,383
Current portion of long-term debt	13,675	14,555
Total current liabilities	173,957	170,348
Long-term debt, net (less current portion)	1,183,727	1,144,660
Other non-current liabilities	6,346	2,577
Total liabilities	1,364,030	1,317,585

Commitments and contingencies (Note 10)

MEMBER'S EQUITY
Capital contributions	382,541	461,101
Accumulated deficit	(167,478)	(228,385)
Total member's equity	215,063	232,716
Total liabilities and member's equity	$1,579,093	$1,550,301

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$194,453	$185,619	$384,022	$365,663
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	85,193	81,376	170,144	162,020
Selling, general and administrative expenses	31,407	30,139	61,747	58,983
Management fee expense	3,250	3,250	6,900	6,500
Depreciation and amortization	30,610	29,927	60,517	59,821
Operating income	43,993	40,927	84,714	78,339
Interest expense, net	(13,005)	(15,903)	(26,075)	(31,881)
(Loss) gain on derivatives, net	(953)	3,343	(5,650)	5,921
Loss on early extinguishment of debt (Note 6)	(264)	—	(264)	—
Investment income from affiliate (Note 7)	4,500	4,500	9,000	9,000
Other expense, net	(374)	(269)	(818)	(498)
Net income	$33,897	$32,598	$60,907	$60,881

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,907	$60,881
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	60,517	59,821
Loss (gain) on derivatives, net	5,650	(5,921)
Loss on early extinguishment of debt	264	—
Amortization of deferred financing costs	1,440	1,445
Changes in assets and liabilities:
Accounts receivable, net	(167)	5,204
Accounts receivable - affiliates	(7,990)	(2,669)
Prepaid expenses and other assets	(4,925)	(4,273)
Accounts payable, accrued expenses and other current liabilities	(180)	(2,029)
Accounts payable - affiliates	—	(1,463)
Deferred revenue	1,464	1,229
Other non-current liabilities	(50)	—
Net cash flows provided by operating activities	$116,930	$112,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(77,558)	$(64,610)
Change in accrued property, plant and equipment	2,808	3,457
Proceeds from sale of assets	120	77
Acquisition of other intangible assets	—	(1,249)
Net cash flows used in investing activities	$(74,630)	$(62,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$268,875	$87,125
Repayment of bank debt	(232,125)	(124,125)
Capital distributions to parent (Note 8)	(78,600)	(10,100)
Other financing activities	(339)	(835)
Net cash flows used in financing activities	$(42,189)	$(47,935)
Net change in cash	111	1,965
CASH, beginning of period	8,446	8,720
CASH, end of period	$8,557	$10,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$25,153	$30,472

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $3.1 million for each of the three months ended June 30, 2016 and 2015, and $6.2 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

    Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting period. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard and related guidance is expected to have on our consolidated financial statements and related disclosures.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $9.6 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of June 30, 2016 in accordance with such guidance.  We reclassified $11.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance.  See Note 6.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach.  Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 – Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$7,051	$—	$7,051

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,096	$—	$1,096
Liabilities
Interest rate exchange agreements	$—	$2,497	$—	$2,497

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

As of June 30, 2016, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $3.2 million, a long-term liability in other non-current liabilities of $3.8 million, and no current or long-term assets. As of December 31, 2015, we recorded a long term asset of $1.1 million, and a current liability in accounts payable, accrued expenses and other current liabilities of $2.5 million, and no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $1.0 million and a net gain on derivatives of $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss on derivatives of $5.7 million and a net gain on derivatives of $5.9 million for the six months ended June 30, 2016 and 2015, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Cable systems, equipment and customer devices	$2,317,062	$2,257,473
Furniture, fixtures and office equipment	42,211	44,878
Vehicles	39,112	39,531
Buildings and leasehold improvements	17,778	17,513
Land and land improvements	1,550	1,550
Property, plant and equipment, gross	$2,417,713	$2,360,945
Accumulated depreciation	(1,710,702)	(1,671,048)
Property, plant and equipment, net	$707,011	$689,897

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Accounts payable - trade	$29,334	$32,722
Accrued programming costs	21,166	20,433
Accrued property, plant and equipment	12,764	9,956
Accrued taxes and fees	11,595	13,138
Accrued payroll and benefits	10,698	10,898
Advance customer payments	9,021	8,009
Accrued interest	9,006	9,051
Accrued service costs	7,307	6,035
Bank overdrafts (1)	5,692	6,031
Liabilities under interest rate exchange agreements	3,233	2,497
Accrued telecommunications costs	1,252	1,473
Other accrued expenses	8,367	6,167
Accounts payable, accrued expenses and other current liabilities	$129,435	$126,410

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Bank credit facility	$957,000	$920,250
7¼% senior notes due 2022	250,000	250,000
Total debt	$1,207,000	$1,170,250
Less: current portion	13,675	14,555
Total long-term debt, gross (less current portion)	$1,193,325	$1,155,695
Less: deferred financing costs, net	9,598	11,035
Total long-term debt, net (less current portion)	$1,183,727	$1,144,660

2016 Financing Activity

On May 19, 2016, we repaid the entire $82.9 million balance of Term Loan E under our bank credit facility that was funded by borrowings of $82.9 million under our revolving credit commitments. We recorded a loss on early extinguishment of debt of $0.3 million for each of the three and six months ended June 30, 2016, which represented the write-off of certain unamortized financing costs as a result of the repayment of Term Loan E.

On May 19, 2016, we made $75.0 million in capital distributions to our parent, MCC, which, in turn, contributed such cash distributions to Mediacom Broadband LLC to fund, in part, the repayment of certain term loans that were scheduled to mature in June 2017. Such distributions were funded with borrowings under our revolving credit commitments.

Bank Credit Facility

As of June 30, 2016, we maintained a $1.100 billion bank credit facility (the “credit facility”), comprising:

•	$362.5 million of revolving credit commitments, which expire on February 5, 2019;
•	$149.7 million of outstanding borrowings under Term Loan A, which mature on November 15, 2021;
•	$244.4 million of outstanding borrowings under Term Loan F, which mature on March 31, 2018; and
•	$343.9 million of outstanding borrowings under Term Loan G, which mature on June 30, 2021.

As of June 30, 2016, we had $135.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $219.1 million of outstanding loans and $8.2 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, June 30, 2016 and 2015. As of June 30, 2016, we had interest rate swaps that fixed the variable portion of $400 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.3%.

Senior Notes

As of June 30, 2016, we had $250 million of outstanding senior notes, all of which comprised our 7¼% senior notes due February 2022 (the “7¼% Notes”). Our senior notes are unsecured obligations, and the indenture governing the 7¼% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2016, we were in compliance with all covenants under the indenture.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $9.6 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of June 30, 2016 in accordance with such guidance.  We reclassified $11.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 2.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B+ by S&P, all with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015
7¼% senior notes due 2022	$264,375	$251,250
Total senior notes	$264,375	$251,250
Bank credit facility	$957,124	$912,944

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150.0 million preferred membership investment in the operating subsidiaries of Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2016 and 2015, and $9.0 million during each of the six months ended June 30, 2016 and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made $78.6 million and $10.1 million in capital distributions to parent during the six months ended June 30, 2016 and 2015, respectively.  We received no capital contributions from parent during each of the six months ended June 30, 2016 and 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.3 million for each of the three months ended June 30, 2016 and 2015, and $6.9 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of June 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2016 and 2015, and with our annual report on Form 10-K for the year ended December 31, 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2016, we served approximately 370,000 video customers, 500,000 high-speed data (“HSD”) customers and 204,000 phone customers, aggregating 1.07 million primary service units (“PSUs”). As of the same date, we served 595,000 residential and business customer relationships.

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

We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Competition will likely elevate as new formats for advertising are introduced into our markets. Due to the strong contributions of political advertising during a national election year, we may experience an increase in advertising revenues in 2016.

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

2016 Financing Activity

On May 19, 2016, we repaid the entire $82.9 million balance of Term Loan E under our bank credit facility, which was scheduled to mature on October 23, 2017. On the same date, we made $75.0 million of capital distributions to our parent, MCC, which, in turn, contributed such funds to Mediacom Broadband LLC to fund, in part, the repayment of a certain term loan that was scheduled to mature in June 2017. Such distributions were funded with borrowings under our revolving credit commitments.

See “Liquidity and Capital Resources — Capital Structure — 2016 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

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

Video programming costs, which are generally paid on a per-video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Capital Expenditures

Capital expenditures are categorized in accordance with the National Cable and Telecommunications Association (“NCTA”) disclosure guidelines, which are intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. Our capital expenditures comprise:

•	Customer premise equipment, which include equipment and labor costs incurred in the purchase and installation of equipment that resides at a residential or commercial customer’s premise;
•	Enterprise networks, which include costs associated with furnishing custom fiber solutions for medium- to large-sized business customers, including for cell tower backhaul;
•	Scalable infrastructure, which include costs incurred in the purchase and installation of equipment at our facilities associated with network-wide distribution of services;
•	Line extensions, which include costs associated with the extension of our network into new service areas;
•	Upgrade / rebuild, which include costs to modify or replace existing components of our network; and
•	Support capital, which include vehicles and all other capital purchases required to support our customers and general business operations.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$194,453	$185,619	4.8%	$384,022	$365,663	5.0%
Costs and expenses:
Service costs	85,193	81,376	4.7%	170,144	162,020	5.0%
Selling, general and administrative expenses	31,407	30,139	4.2%	61,747	58,983	4.7%
Management fee expense	3,250	3,250	0.0%	6,900	6,500	6.2%
Depreciation and amortization	30,610	29,927	2.3%	60,517	59,821	1.2%
Operating income	43,993	40,927	7.5%	84,714	78,339	8.1%
Interest expense, net	(13,005)	(15,903)	(18.2%)	(26,075)	(31,881)	(18.2%)
(Loss) gain on derivatives, net	(953)	3,343	NM	(5,650)	5,921	NM
Loss on early extinguishment of debt	(264)	—	NM	(264)	—	NM
Investment income from affiliate	4,500	4,500	NM	9,000	9,000	NM
Other expense, net	(374)	(269)	NM	(818)	(498)	NM
Net income	$33,897	$32,598	4.0%	$60,907	$60,881	0.0%
OIBDA	$74,603	$70,854	5.3%	$145,231	$138,160	5.1%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
OIBDA	$74,603	$70,854	5.3%	$145,231	$138,160	5.1%
Depreciation and amortization	(30,610)	(29,927)	2.3%	(60,517)	(59,821)	1.2%
Operating income	$43,993	$40,927	7.5%	$84,714	$78,339	8.1%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Video	$89,109	$88,865	0.3%	$175,800	$175,156	0.4%
HSD	67,050	59,500	12.7%	132,107	116,943	13.0%
Phone	12,926	13,448	(3.9%)	25,772	26,989	(4.5%)
Business services	22,417	20,032	11.9%	44,122	39,615	11.4%
Advertising	2,951	3,774	(21.8%)	6,221	6,960	(10.6%)
Total revenues	$194,453	$185,619	4.8%	$384,022	$365,663	5.0%
Average total monthly revenue per customer relationship (1)	$109.12	$106.77	2.2%	$108.48	$105.99	2.3%

	June 30,
	2016	2015	% Change
Video customers	370,000	385,000	(3.9%)
HSD customers	500,000	466,000	7.3%
Phone customers	204,000	187,000	9.1%
Primary service units (PSUs)	1,074,000	1,038,000	3.5%

Customer relationships	595,000	581,000	2.4%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 4.8% and 5.0% for the three and six months ended June 30, 2016, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by a decline in phone revenues.

Video

Video revenues increased 0.3% and 0.4% for the three and six months ended June 30, 2016, respectively, mainly due to more customers taking our advanced video services and rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sports networks, mostly offset by residential video customer declines since the prior year periods and, to a much lesser extent, lower pay-per-view revenue. We lost 4,000 and 5,000 video customers during the three and six months ended June 30, 2016, respectively, compared to decreases of 4,000 and 5,000 video customers in the comparable prior year periods. As of June 30, 2016, we served 370,000 video customers, or 27.8% of estimated homes passed, and 36.6% of our video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues grew 12.7% and 13.0% for the three and six months ended June 30, 2016, respectively, largely due to more customers paying higher rates for faster speed tiers, and residential HSD customer growth since the prior year periods. We gained 7,000 and 20,000 HSD customers during the three and six months ended June 30, 2016, respectively, compared to increases of 6,000 and 17,000 HSD customers in the comparable prior year periods. As of June 30, 2016, we served 500,000 HSD customers, or 37.5% of estimated homes passed, and 39.2% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 3.9% and 4.5% for the three and six months ended June 30, 2016, respectively, principally due to greater levels of discounted pricing, offset in part by residential phone customer growth since the prior year periods. We gained 5,000 and 10,000 phone customers during the three and six months ended June 30, 2016, respectively, compared to increases of 1,000 and 5,000 phone customers in the comparable prior year periods. As of June 30, 2016, we served 204,000 phone customers, or 15.3% of estimated homes passed.

Business Services

Business services revenues rose 11.9% and 11.4% for the three and six months ended June 30, 2016, respectively, mainly due to customer growth in the small- to medium-sized business segment and, to a lesser extent, enterprise networks business since the prior year periods.

Advertising

Advertising revenues fell 21.8% and 10.6% for the three and six months ended June 30, 2016, respectively, largely due to lower revenues from third party contracts.

Costs and Expenses

Service Costs

Service costs grew 4.7% and 5.0% the three and six months ended June 30, 2016, respectively, primarily due to higher video programming and, to a lesser extent, field operating and employee expenses. Programming expenses were 3.0% and 4.0% higher for the three and six months ended June 30, 2016, respectively, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by video customer declines since the prior year periods. Field operating costs rose 9.4% and 10.2% for the three and six months ended June 30, 2016, respectively, largely a result of greater costs associated with pole attachments agreements, fleet operations, outside contractors and cable location services. Service costs as a percentage of revenues were 43.8% for each of the three months ended June 30, 2016 and 2015, and 44.3% for each of the six months ended June 30, 2016 and 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.2% and 4.7% for the three and six months ended June 30, 2016, respectively, mainly due to greater marketing costs and, to a lesser extent, administrative expenses. Marketing costs grew 15.9% and 16.7% for the three and six months ended June 30, 2016, respectively, primarily due to higher levels of direct mail marketing and expenses related to a rebranding campaign. Administrative expenses rose 101.0% and 89.9% for the three and six months ended June 30, 2016, respectively, principally due to greater customer service software costs and professional fees. Selling, general and administrative expenses as a percentage of revenues were 16.2% for each of the three months ended June 30, 2016 and 2015, and 16.1% for each of the six months ended June 30, 2016 and 2015.

Management Fee Expense

Management fee expense was unchanged for the three months ended June 30, 2016, and grew 6.2% for the six months ended June 30, 2016, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.7% and 1.8% for the three months ended June 30, 2016 and 2015, respectively, and 1.8% for each for the six months ended June 30, 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization was 2.3% and 1.2% higher for the three and six months ended June 30, 2016, respectively, as depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support were offset in part by older network assets becoming fully depreciated.

Operating Income

Operating income increased 7.5% and 8.1% for the three and six months ended June 30, 2016, respectively, mainly due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 18.2% for each of the three and six months ended June 30, 2016, due to a lower average cost of debt and, to a lesser extent, lower average outstanding indebtedness.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net loss on derivatives of $1.0 million and a net gain on derivatives of $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss on derivatives of $5.7 million and a net gain on derivatives of $5.9 million for the six months ended June 30, 2016 and 2015, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 million for each of the three and six months ended June 30, 2016, which represented the write-off of unamortized finance costs as a result of the repayment of Term Loan E. There was no loss on early extinguishment of debt for each of the three and six months ended June 30, 2015.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended June 30, 2016 and 2015, and $9.0 million for each of the six months ended June 30, 2016 and 2015. These amounts represent the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.4 million for the three months ended June 30, 2016, representing $0.3 million of revolving credit commitment fees and $0.1 million of other fees, and $0.3 million for the three months ended June 30, 2015, representing $0.1 million of revolving credit commitment fees and $0.2 million of other fees.

Other expense, net, was $0.8 million for the six months ended June 30, 2016, representing $0.7 million of revolving credit commitment fees and $0.1 million of other fees, and $0.5 million for the six months ended June 30, 2015, representing $0.3 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $33.9 million and $32.6 million for the three months ended June 30, 2016 and 2015, respectively, and $60.9 million and for each of the six months ended June 30, 2016 and 2015.

OIBDA

OIBDA grew 5.3% and 5.1% for the three and six months ended June 30, 2016, respectively, as the increase in revenues was partly offset by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2016, our near-term liquidity requirements included term loan principal repayments of $13.7 million over the next twelve months. As of the same date, our sources of liquidity included $8.6 million of cash and $135.2 million of unused and available commitments under our $362.5 million revolving credit facility, after giving effect to approximately $219.1 million of outstanding loans and $8.2 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to access these markets in the future, as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $116.9 million for the six months ended June 30, 2016, primarily due to OIBDA of $145.2 million and, to a much lesser extent, investment income from affiliate of $9.0 million, offset in part by interest expense of $26.1 million and the $11.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in accounts receivable from affiliates of $8.0 million, and in prepaid expenses and other assets of $4.9 million, offset in part by an increase in deferred revenue of $1.5 million.

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

Net cash flows used in investing activities were $74.6 million for the six months ended June 30, 2016, substantially comprising $77.6 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.8 million.

Net cash flows used in investing activities were $62.3 million for the six months ended June 30, 2015, substantially comprising $64.6 million of capital expenditures and $1.2 million of acquisitions of other intangible assets, slightly offset by a net change in accrued property, plant and equipment of $3.5 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Customer premise equipment	$35,303	$33,201	$2,102
Enterprise networks	3,457	3,427	30
Scalable infrastructure	15,465	9,469	5,996
Line extensions	4,646	3,434	1,212
Upgrade / rebuild	12,752	10,542	2,210
Support capital	5,935	4,537	1,398
Total capital expenditures	$77,558	$64,610	$12,948

The increase in capital expenditures largely reflects greater investments in next-generation HSD network equipment, the expansion of our network, largely for new commercial passings and greater deployment of wireless home gateways, offset in part by lower spending on advanced video set-tops.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $42.2 million for the six months ended June 30, 2016, comprising $78.6 million of capital distributions to our parent, MCC, and $0.3 million of other financing activities, offset in part by $36.7 million of net borrowings under our bank credit facility.

Net cash flows used in financing activities were $47.9 million for the six months ended June 30, 2015, comprising $37.0 million of net repayments under our bank facility, $10.1 million of capital distributions to our parent, MCC, and $0.8 million of other financing activities.

Capital Structure

As of June 30, 2016, our total indebtedness was $1.207 billion, of which approximately 54% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2016, we paid cash interest of $25.2 million, net of capitalized interest.

2016 Financing Activity

On May 19, 2016, we repaid the entire $82.9 million balance of Term Loan E under our bank credit facility, that was funded by borrowings of $82.9 million under our revolving credit commitments. On the same date, we made $75.0 million of capital distributions to our parent, MCC, which in turn, contributed such cash distributions to Mediacom Broadband LLC to fund, in part, the repayment of a certain term loan that was scheduled to mature in June 2017. Such distributions were funded with borrowings under our revolving credit commitments.

Bank Credit Facility

As of June 30, 2016, we maintained a $1.100 billion bank credit facility (the “credit facility”), comprising approximately $737.9 million of term loans with maturities ranging from March 2018 to November 2021, and $362.5 million of revolving credit commitments, which are scheduled to expire in February 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.9 to 1.0 and an interest coverage ratio of 5.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of June 30, 2016, we had interest rate swaps that fixed the variable portion of $400 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.3%.

Senior Notes

As of June 30, 2016, we had $250 million of outstanding senior notes, all of which comprised our 7¼% senior notes due February 2022.

Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2016, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 3.8 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments for the five years subsequent to December 31, 2015 and thereafter to per the items noted in “Liquidity and

Capital Resources – Capital Structure – 2016 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled Debt Maturities	Interest Expense(1)	Total
January 1, 2016 to December 31, 2016	$13,675	$53,952	$67,627
January 1, 2017 to December 31, 2018	265,475	100,971	366,446
January 1, 2019 to December 31, 2020	272,850	69,576	342,426
Thereafter	693,250	29,603	722,853
Total cash obligations	$1,245,250	$254,102	$1,499,352
(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2015, adjusted to reflect the $75.0 million capital distribution to parent noted in “2016 Financing Activity,” and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of June 30, 2016.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of June 30, 2016.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

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

101

The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

August 5, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

August 5, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101

The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements