Form 10-Q
period 2016-09-30
MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2016-11-04
CIK 1064116, 1064117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

MEDIACOM LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$7,966	$8,446
Accounts receivable, net of allowance for doubtful accounts of $2,559 and $2,267	42,694	42,576
Accounts receivable — affiliates	4,220	2,970
Prepaid expenses and other current assets	13,942	10,779

Total current assets	68,822	64,771
Preferred membership interest in affiliated company (Note 7)	150,000	150,000
Property, plant and equipment, net of accumulated depreciation of $1,702,493 and $1,671,048	712,604	689,897
Franchise rights	614,731	614,731
Goodwill	23,911	23,911
Subscriber lists, net of accumulated amortization of $118,304 and $118,291	38	51
Other assets, net of accumulated amortization of $1,860 and $1,366	4,734	6,940

Total assets	$1,574,840	$1,550,301

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$123,960	$126,410
Deferred revenue	31,369	29,383
Current portion of long-term debt	13,675	14,555

Total current liabilities	169,004	170,348
Long-term debt, net (less current portion)	1,152,282	1,144,660
Other non-current liabilities	4,493	2,577

Total liabilities	1,325,779	1,317,585

Commitments and contingencies (Note 10)

MEMBER’S EQUITY
Capital contributions	382,135	461,101
Accumulated deficit	(133,074)	(228,385)

Total member’s equity	249,061	232,716

Total liabilities and member’s equity	$1,574,840	$1,550,301

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$195,488	$186,179	$579,510	$551,842
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	87,214	82,625	257,358	244,645
Selling, general and administrative expenses	32,162	31,284	93,909	90,267
Management fee expense	3,650	3,250	10,550	9,750
Depreciation and amortization	32,353	30,445	92,870	90,266

Operating income	40,109	38,575	124,823	116,914
Interest expense, net	(12,791)	(15,599)	(38,866)	(47,480)
Gain (loss) on derivatives, net	2,905	(1,990)	(2,745)	3,931
Loss on early extinguishment of debt (Note 6)	—	—	(264)	—
Investment income from affiliate (Note 7)	4,500	4,500	13,500	13,500
Other expense, net	(319)	(251)	(1,137)	(749)

Net income	$34,404	$25,235	$95,311	$86,116

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,311	$86,116
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	92,870	90,266
Loss (gain) on derivatives, net	2,745	(3,931)
Loss on early extinguishment of debt	264	—
Amortization of deferred financing costs	2,128	2,172
Changes in assets and liabilities:
Accounts receivable, net	(118)	5,889
Accounts receivable — affiliates	(1,332)	(6,712)
Prepaid expenses and other assets	(2,547)	(4,720)
Accounts payable, accrued expenses and other current liabilities	3,140	(3,118)
Accounts payable — affiliates	—	(1,463)
Deferred revenue	1,986	1,365
Other non-current liabilities	(54)	—

Net cash flows provided by operating activities	$194,393	$165,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(115,489)	$(100,180)
Change in accrued property, plant and equipment	(3,948)	2,471
Proceeds from sale of assets	159	101
Acquisition of other intangible assets	—	(1,289)

Net cash flows used in investing activities	$(119,278)	$(98,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$315,875	$132,250
Repayment of bank debt	(311,125)	(188,750)
Capital distributions to parent (Note 8)	(79,025)	(10,825)
Financing costs	—	(94)
Other financing activities	(1,320)	(184)

Net cash flows used in financing activities	$(75,595)	$(67,603)

Net change in cash	(480)	(636)
CASH, beginning of period	8,446	8,720

CASH, end of period	$7,966	$8,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$44,256	$49,884

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations, financial position, and cash flows for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2016.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $3.1 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $9.2 million and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 — Revenue from Contracts with Customers (“ASU 2014-09”). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 — Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting period. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard and related guidance is expected to have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. We do not expect this guidance will have a material impact on our financial position, operations or cash flows.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) — Interest — Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015. We reclassified $9.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of September 30, 2016 in accordance with such guidance. We reclassified $11.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 6.

In April 2015, the FASB issued ASU 2015-05 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We adopted this new guidance as of January 1, 2016 and determined that there was not a material impact to our operations.

In February 2016, the FASB issued ASU 2016-02 — Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We have not completed our evaluation of this new guidance.

In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows — Clarification of Certain Cash Receipts and Cash Payments. (“ASU 2016-15”). Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect ASU 2016-15 will have a material impact on financial position, operations or cash flows upon adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$4,146	$—	$4,146
	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,096	$—	$1,096

Liabilities
Interest rate exchange agreements	$—	$2,497	$—	$2,497

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

As of September 30, 2016, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $2.2 million, a long-term liability in other non-current liabilities of $2.0 million, and no current or long-term assets. As of December 31, 2015, we recorded a long term asset of $1.1 million, and a current liability in accounts payable, accrued expenses and other current liabilities of $2.5 million, and no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $2.9 million and a net loss on derivatives of approximately $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss on derivatives of approximately $2.7 million and a net gain on derivatives of $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Cable systems, equipment and customer devices	$2,312,624	$2,257,473
Furniture, fixtures and office equipment	42,260	44,878
Vehicles	40,813	39,531
Buildings and leasehold improvements	17,850	17,513
Land and land improvements	1,550	1,550

Property, plant and equipment, gross	$2,415,097	$2,360,945
Accumulated depreciation	(1,702,493)	(1,671,048)

Property, plant and equipment, net	$712,604	$689,897

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Accounts payable — trade	$34,080	$32,722
Accrued programming costs	21,934	20,433
Accrued payroll and benefits	13,080	10,898
Accrued taxes and fees	12,559	13,138
Advance customer payments	9,170	8,009
Accrued service costs	7,245	6,035
Accrued property, plant and equipment	6,008	9,956
Bank overdrafts (1)	4,711	6,031
Accrued interest	2,497	9,051
Liabilities under interest rate exchange agreements	2,175	2,497
Accrued telecommunications costs	1,162	1,473
Other accrued expenses	9,339	6,167

Accounts payable, accrued expenses and other current liabilities	$123,960	$126,410

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Bank credit facility	$925,000	$920,250
7 1⁄4% senior notes due 2022	250,000	250,000

Total debt	$1,175,000	$1,170,250
Less: current portion	13,675	14,555

Total long-term debt, gross (less current portion)	$1,161,325	$1,155,695
Less: deferred financing costs, net	9,043	11,035

Total long-term debt, net (less current portion)	$1,152,282	$1,144,660

2016 Financing Activity

On May 19, 2016, we repaid the entire $82.9 million balance of Term Loan E under our bank credit facility that was funded by borrowings of $82.9 million under our revolving credit commitments. We recorded a loss on early extinguishment of debt of $0.3 million for the nine months ended September 30, 2016, which represented the write-off of certain unamortized financing costs as a result of the repayment of Term Loan E.

On May 19, 2016, we made $75.0 million in capital distributions to our parent, MCC, which, in turn, contributed such cash distributions to Mediacom Broadband LLC to fund, in part, the repayment of certain term loans that were scheduled to mature in June 2017. Such distributions were funded with borrowings under our revolving credit commitments.

Bank Credit Facility

As of September 30, 2016, we maintained a $1.097 billion bank credit facility (the “credit facility”), comprising:

•	$362.5 million of revolving credit commitments, which expire on February 5, 2019;

•	$147.7 million of outstanding borrowings under Term Loan A, which mature on November 15, 2021;

•	$243.8 million of outstanding borrowings under Term Loan F, which mature on March 31, 2018; and

•	$343.0 million of outstanding borrowings under Term Loan G, which mature on June 30, 2021.

As of September 30, 2016, we had $163.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $190.5 million of outstanding loans and $8.2 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. All outstanding debt under the credit facility may be prepaid, at our option, at par any time prior to maturity. As of September 30, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had interest rate swaps that fixed the variable portion of $400 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.3%.

Senior Notes

As of September 30, 2016, we had $250 million of outstanding senior notes, all of which comprised our 7 1⁄4% senior notes due February 2022 (the “7 1⁄4% Notes”). The indenture governing the 7 1⁄4% Notes (the “indenture”) provides for early redemption of the senior notes, at our option, at the prices and subject to the terms specified in the indenture. Our senior notes are unsecured obligations, and the indenture limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2016, we were in compliance with all covenants under the indenture.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015. We reclassified $9.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of September 30, 2016 in accordance with such guidance. We reclassified $11.0 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 2.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
7 1⁄4% senior notes due 2022	$263,125	$251,250

Total senior notes	$263,125	$251,250

Bank credit facility	$927,020	$912,944

7. PREFERRED MEMBERSHIP INTEREST IN AFFILIATED COMPANY

In July 2001, we made a $150.0 million preferred membership investment (“PMI”) in the operating subsidiaries of Mediacom Broadband LLC, which has a 12% annual dividend, payable quarterly in cash. We received $4.5 million in cash dividends on the PMI during each of the three months ended September 30, 2016 and 2015, and $13.5 million during each of the nine months ended September 30, 2016 and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made $79.0 million and $10.8 million in capital distributions to parent during the nine months ended September 30, 2016 and 2015, respectively. We received no capital contributions from parent during each of the nine months ended September 30, 2016 and 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.5% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $3.7 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $10.6 million and $9.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2016 and 2015, and with our annual report on Form 10-K for the year ended December 31, 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of September 30, 2016, we served approximately 368,000 video customers, 509,000 high-speed data (“HSD”) customers and 210,000 phone customers, aggregating 1.09 million primary service units (“PSUs”). As of the same date, we served 599,000 unique residential and business customer relationships.

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

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer growth. We expect to continue to grow revenues through customer additions in business services and residential services. Business services revenues are expected to grow through HSD and phone sales to SMBs and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow, largely as a result of HSD customer growth and gains in revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including our next-generation set-top and digital video recorder (“DVR”).

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. Our next-generation, multi-room set-top gives customers the same stored content on multiple televisions in their home and a cloud-based, graphically-rich TiVo guide, with Netflix, YouTube, Pandora and other popular apps, advanced search functionality, in-home video streaming to personal devices and the ability to download certain content to their mobile devices for viewing outside of their home. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to currently offer downstream speeds of up to 150Mbps across substantially all of our markets gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential unit growth and more customers taking faster speed tiers.

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

Actual Results of Operations

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$195,488	$186,179	5.0%	$579,510	$551,842	5.0%
Costs and expenses:
Service costs	87,214	82,625	5.6%	257,358	244,645	5.2%
Selling, general and administrative expenses	32,162	31,284	2.8%	93,909	90,267	4.0%
Management fee expense	3,650	3,250	12.3%	10,550	9,750	8.2%
Depreciation and amortization	32,353	30,445	6.3%	92,870	90,266	2.9%

Operating income	40,109	38,575	4.0%	124,823	116,914	6.8%
Interest expense, net	(12,791)	(15,599)	(18.0%)	(38,866)	(47,480)	(18.1%)
Gain (loss) on derivatives, net	2,905	(1,990)	NM	(2,745)	3,931	NM
Loss on early extinguishment of debt	—	—	NM	(264)	—	NM
Investment income from affiliate	4,500	4,500	NM	13,500	13,500	NM
Other expense, net	(319)	(251)	NM	(1,137)	(749)	NM

Net income	$34,404	$25,235	36.3%	$95,311	$86,116	10.7%

OIBDA	$72,462	$69,020	5.0%	$217,693	$207,180	5.1%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
OIBDA	$72,462	$69,020	5.0%	$217,693	$207,180	5.1%
Depreciation and amortization	(32,353)	(30,445)	6.3%	(92,870)	(90,266)	2.9%

Operating income	$40,109	$38,575	4.0%	$124,823	$116,914	6.8%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Video	$88,372	$87,390	1.1%	$264,172	$262,546	0.6%
HSD	68,744	60,995	12.7%	200,851	177,938	12.9%
Phone	12,948	13,226	(2.1%)	38,720	40,215	(3.7%)
Business services	22,472	20,752	8.3%	66,594	60,367	10.3%
Advertising	2,952	3,816	(22.6%)	9,173	10,776	(14.9%)

Total revenues	$195,488	$186,179	5.0%	$579,510	$551,842	5.0%

Average total monthly revenue per customer relationship (1)	$109.15	$106.63	2.4%	$108.77	$106.45	2.2%

	September 30,
	2016	2015	% Change
Video customers	368,000	380,000	(3.2%)
HSD customers	509,000	474,000	7.4%
Phone customers	210,000	191,000	9.9%

Primary service units (PSUs)	1,087,000	1,045,000	4.0%

Customer relationships	599,000	583,000	2.7%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 5.0% for each of the three and nine months ended September 30, 2016, primarily due to greater HSD and, to a much lesser extent, business services and video revenues.

Video

Video revenues increased 1.1% and 0.6% for the three and nine months ended September 30, 2016, respectively, mainly due to more customers taking our advanced video services and rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a much lesser extent, regional sports networks, mostly offset by a lower residential video base compared to the prior year periods. We lost 2,000 and 7,000 video customers during the three and nine months ended September 30, 2016, respectively, compared to decreases of 5,000 and 10,000 video customers in the comparable prior year periods. As of September 30, 2016, we served 368,000 video customers, or 27.6% of estimated homes passed, and 37.5% of our video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues grew 12.7% and 12.9% for the three and nine months ended September 30, 2016, respectively, largely due to more customers paying higher rates for faster speed tiers, and a greater residential HSD customer base compared to the prior year periods. We gained 9,000 and 29,000 HSD customers during the three and nine months ended September 30, 2016, respectively, compared to increases of 8,000 and 25,000 HSD customers in the comparable prior year periods. As of September 30, 2016, we served 509,000 HSD customers, or 38.1% of estimated homes passed, and 41.6% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 2.1% and 3.7% for the three and nine months ended September 30, 2016, respectively, principally due to greater levels of discounted pricing, offset in part by a greater residential phone customer base compared to the prior year periods. We gained 6,000 and 16,000 phone customers during the three and nine months ended September 30, 2016, respectively, compared to increases of 4,000 and 9,000 phone customers in the comparable prior year periods. As of September 30, 2016, we served 210,000 phone customers, or 15.7% of estimated homes passed.

Business Services

Business services revenues rose 8.3% and 10.3% for the three and nine months ended September 30, 2016, respectively, mainly due to a greater small- to medium-sized business customer base and, to a much lesser extent, enterprise networks business compared to the prior year periods.

Advertising

Advertising revenues fell 22.6% and 14.9% for the three and nine months ended September 30, 2016, respectively, principally due to lower revenues from third party contracts.

Costs and Expenses

Service Costs

Service costs grew 5.6% and 5.2% the three and nine months ended September 30, 2016, respectively, primarily due to higher video programming and, to a lesser extent, field operating costs. Programming costs were 6.2% and 4.8% higher for the three and nine months ended September 30, 2016, respectively, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a lower video customer base compared to the prior year periods. Field operating costs rose 6.1% and 8.7% for the three and nine months ended September 30, 2016, respectively, largely a result of greater costs associated with fleet operations, cable location services, pole attachment agreements and electricity costs, offset by lower vehicle fuel expenses. Service costs as a percentage of revenues were 44.6% and 44.4% for the three months ended September 30, 2016 and 2015, respectively, and 44.4% and 44.3% for the nine months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% and 4.0% for the three and nine months ended September 30, 2016, respectively, mainly due to greater marketing costs. Marketing costs grew 12.3% and 15.2% for the three and nine months ended September 30, 2016, respectively, primarily due to expenses related to a rebranding campaign and, to a lesser extent, higher levels of direct mail marketing. Selling, general and administrative expenses as a percentage of revenues were 16.5% and 16.8% for the three months ended September 30, 2016 and 2015, respectively, and 16.2% and 16.4% for the nine months ended September 30, 2016 and 2015, respectively.

Management Fee Expense

Management fee expense grew 12.3% and 8.2% for the three and nine months ended September 30, 2016, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% and 1.7% for the three months ended September 30, 2016 and 2015, respectively, and 1.8% for each for the nine months ended September 30, 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization was 6.3% and 2.9% higher for the three and nine months ended September 30, 2016, respectively, as depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support were offset in part by long-lived network assets having been fully depreciated in the prior year periods.

Operating Income

Operating income increased 4.0% and 6.8% for the three and nine months ended September 30, 2016, respectively, mainly due to the increase in revenues, offset in part by higher service costs and, to a much lesser extent, selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 18.0% and 18.1% for the three and nine months ended September 30, 2016, respectively, due to a lower average cost of debt and, to a much lesser extent, lower average outstanding indebtedness.

Gain (Loss) on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net gain on derivatives of $2.9 million and a net loss on derivatives of $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss on derivatives of $2.7 million and a net gain on derivatives of $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 million for the nine months ended September 30, 2016, which represented the write-off of unamortized financing costs as a result of the repayment of Term Loan E. There was no loss on early extinguishment of debt for the three months ended September 30, 2016, and for the three and nine months ended September 30, 2015.

Investment Income from Affiliate

Investment income from affiliate was $4.5 million for each of the three months ended September 30, 2016 and 2015, and $13.5 million for each of the nine months ended September 30, 2016 and 2015. These amounts represent the investment income on our $150.0 million preferred membership interest in Mediacom Broadband LLC. See Note 7 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.3 million for each of the three months ended September 30, 2016 and 2015, representing $0.2 million of revolving credit commitment fees and $0.1 million of other fees.

Other expense, net, was $1.1 million for the nine months ended September 30, 2016, representing $0.8 million of revolving credit commitment fees and $0.3 million of other fees, and $0.7 million for the nine months ended September 30, 2015, representing $0.4 million of revolving credit commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $34.4 million and $25.2 million for the three months ended September 30, 2016 and 2015, respectively, and $95.3 million and $86.1 million for the nine months ended September 30, 2016 and 2015, respectively.

OIBDA

OIBDA grew 5.0% and 5.1% for the three and nine months ended September 30, 2016, respectively, as the increase in revenues was partly offset by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of September 30, 2016, our near-term liquidity requirements included term loan principal repayments of $13.7 million over the next twelve months. As of the same date, our sources of liquidity included $8.0 million of cash and $163.8 million of unused and available commitments under our $362.5 million revolving credit facility, after giving effect to approximately $190.5 million of outstanding loans and $8.2 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $194.4 million for the nine months ended September 30, 2016, primarily due to OIBDA of $217.7 million and, to a much lesser extent, investment income from affiliate of $13.5 million and the $1.1 million net change in our operating assets and liabilities, offset in part by interest expense of $38.9 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other current liabilities of $3.1 million and in deferred revenue of $2.0 million, offset in part by an increase in prepaid expenses and other assets of $2.5 million, and in accounts receivable from affiliates of $1.3 million.

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

Net cash flows used in investing activities were $119.3 million for the nine months ended September 30, 2016, substantially comprising $115.5 million of capital expenditures and a net change in accrued property, plant and equipment of $3.9 million.

Net cash flows used in investing activities were $98.9 million for the nine months ended September 30, 2015, substantially comprising $100.2 million of capital expenditures, $1.3 million of acquisitions of other intangible assets, slightly offset by a net change in accrued property, plant and equipment of $2.5 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Customer premise equipment	$50,487	$49,519	$968
Enterprise networks	5,302	5,330	(28)
Scalable infrastructure	23,217	13,329	9,888
Line extensions	7,230	5,855	1,375
Upgrade / rebuild	19,519	18,330	1,189
Support capital	9,734	7,817	1,917

Total capital expenditures	$115,489	$100,180	$15,309

The increase in capital expenditures largely reflects greater investments in next-generation HSD network equipment and, to a lesser extent, greater deployment of wireless home gateways and the expansion of our network, mainly for new commercial passings, offset in part by lower spending on advanced video set-tops.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $75.6 million for the nine months ended September 30, 2016, comprising $79.0 million of capital distributions to our parent, MCC, and $1.3 million of other financing activities, offset in part by approximately $4.7 million of net borrowings under our bank credit facility.

Net cash flows used in financing activities were $67.6 million for the nine months ended September 30, 2015, substantially comprising $56.5 million of net repayments under our bank credit facility and $10.8 million of capital distributions to our parent, MCC.

Capital Structure

As of September 30, 2016, our total indebtedness was $1.175 billion, of which approximately 55% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the nine months ended September 30, 2016, we paid cash interest of $44.3 million, net of capitalized interest.

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

Bank Credit Facility

As of September 30, 2016, we maintained a $1.097 billion bank credit facility (the “credit facility”), comprising approximately $734.5 million of term loans with maturities ranging from March 2018 to November 2021, and $362.5 million of revolving credit commitments, which are scheduled to expire in February 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.9 to 1.0 and an interest coverage ratio of 5.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of September 30, 2016, we had interest rate swaps that fixed the variable portion of $400 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.3%.

Senior Notes

As of September 30, 2016, we had $250 million of outstanding senior notes, all of which comprised our 7 1⁄4% senior notes due February 2022.

Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2016, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 3.8 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

Contractual Obligations and Commercial Commitments

Other than scheduled debt maturities and interest expense, which were updated in our quarterly report on Form 10-Q for the three and six months ended June 30, 2016, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, refer to our annual report on Form 10-K for the year ended December 31, 2015.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom LLC

Under the supervision and with the participation of the management of Mediacom LLC, including Mediacom LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom LLC evaluated the effectiveness of Mediacom LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom LLC’s disclosure controls and procedures were effective as of September 30, 2016.

There has not been any change in Mediacom LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom LLC’s internal control over financial reporting.

Mediacom Capital Corporation

Under the supervision and with the participation of the management of Mediacom Capital Corporation (“Mediacom Capital”), including Mediacom Capital’s Chief Executive Officer and Chief Financial Officer, Mediacom Capital evaluated the effectiveness of Mediacom Capital’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Capital’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Capital’s disclosure controls and procedures were effective as of September 30, 2016.

There has not been any change in Mediacom Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Capital’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM LLC

November 4, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM CAPITAL CORPORATION

November 4, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Capital Corporation

32.1	Section 1350 Certifications of Mediacom LLC

32.2	Section 1350 Certifications of Mediacom Capital Corporation

101	The following is financial information from Mediacom LLC’s and Mediacom Capital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements